Form 10QSB
period 2000-06-30
LAST CO CLOTHING INC
filed 2000-07-10
CIK 1084983

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       AND

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-60567

                       For the Quarter ended June 30, 2000

                           Last Company Clothing, Inc.

 Nevada                                                               88-0422308
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

24843  Del  Prado,  Suite  318,  Dana  Point  CA                           92626
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:           (949)248-8933

The Common Stock registered pursuant to Section 12(g)of the Act: Common Stock 2,448,400

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 2,448,400.

                                  INTRODUCTION

     Our 1934 Act Registration on Form 10-SB becomes effective on or about July 7, 2000. We are not required to file this Quarterly Report, but do so Voluntarily in order to provide current financial information. Our last financial report was our Audited Financial Statements for the years ended December 31, 1999.


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements: Exhibit 00-QF1 Unaudited Financial Statements for the six months ended June 30, 2000.

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS

     Exhibit 00-QF1 Unaudited Financial Statements for the six months ended June 30, 2000.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  June  30,  2000
                           LAST COMPANY CLOTHING, INC.



                                       by


/S/          Kirt W. James         /s/ Pete Chandler
             Kirt W. James             Pete Chandler
             President/Director        Secretary/Director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00-QF1

                         UNAUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                           LAST COMPANY CLOTHING, INC.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                  And the six month period ended June 31, 2000

                                                        June 30,    December 31,
                                                             2000            1999
      ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,779   $       8,979
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .      2,779           8,979
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $   2,779   $       8,979
      LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $   7,268   $           0
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .  $   7,268   $           0
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 2,448,400 shares,
   and 2,448,400 shares respectively . . . . . . . . .      2,448           2,448
Additional Paid-In Capital . . . . . . . . . . . . . .    109,780         109,780
Accumulater Equity (Deficit) . . . . . . . . . . . . .   (116,717)       (103,249)
Total Stockholders' Equity . . . . . . . . . . . . . .     (4,489)          8,979
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $   2,779   $       8,979

   The accompanying notes are an integral part of these financial statements.

                           LAST COMPANY CLOTHING, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                  And the periods ended June 30, 1999 and 2000

                                                              From
                                                          Inception on
                                                           March 26,
                                      For the periods.   1999 through
                                        ended June 30, .    June 30,
                                       2000         1999      2000
----------------------------------------------------------------------
  Revenues . . . . . . . . .  $           0   $        0   $        0

  Net Loss from Operations .         13,468       41,749     (116,717)

  Net Income (Loss). . . . .       ($13,468)    ($41,749)   ($116,717)

  Loss per Share . . . . . .      ($0.00550)   ($0.01722)   ($0.04777)

  Weighted Average
      Shares Outstanding . .      2,448,400    2,424,200    2,443,162

   The accompanying notes are an integral part of these financial statements.

                           LAST COMPANY CLOTHING, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                  On March 26, 1999, through December 31, 1999
                   And for the six months ended June 30, 2000

                                   Additional  Accumulated   Total Stock-
                                   Common      Par           Paid-In        Equity       holders' Equity
                                   Stock       Value         Capital          (Deficit)          (Deficit)
Common Stock issued at inception,   2,228,400  $      2,228  $           0  $        0   $          2,228
   March 26, 1999
Common Stock sold for cash at
    $0.50 per share . . . . . . .     220,000           220        109,780           0                  0
Net Loss during the period
    ended December 31, 1999 . . .           0             0              0    (103,249)                 0
Balances at December 31, 1999 . .   2,448,400         2,448        109,780    (103,249)             8,979
                                   ----------  ------------  -------------  -----------  -----------------
Net Loss during the period
    ended June 30, 2000 . . . . .           0             0              0     (13,468)                 0
Balances at June 30, 2000 . . . .   2,448,400  $      2,448  $     109,780   ($116,717)           ($4,489)
                                   ----------  ------------  -------------  -----------  -----------------

   The accompanying notes are an integral part of these financial statements.

                           LAST COMPANY CLOTHING, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                  And the periods ended June 30, 1999 and 2000

                                                                                 From
                                                                             Inception on
                                                                               March 26,
                                                          For the periods.  1999 through
                                                           ended June 30,       June 30,
                                                           2000        1999      2000
  Operating Activities
  Net Income (Loss). . . . . . . . . . . . . . .       ($13,468)   ($41,749)   ($116,717)
  Less items not effecting cash:
      shares issued for services . . . . . . . .              0           0        2,228
      increase in accounts payable . . . . . . .          7,268           0        7,268
  Net Cash from Operations . . . . . . . . . . .         (6,200)    (41,749)    (107,221)
  Cash Increase (Decrease) sale of Common Stock.              0     110,000      110,000
  Net increase (decrease) in cash. . . . . . . .         (6,200)     68,251        2,779
  Beginning Cash . . . . . . . . . . . . . . . .          8,979           0            0
  Cash as of Statement Date. . . . . . . . . . .  $       2,779   $  68,251   $    2,779

   The accompanying notes are an integral part of these financial statements.

                           LAST COMPANY CLOTHING, INC.
                          NOTES TO FINANCIAL STATEMENTS
       for December 31, 1999 and the periods ended June 30, 1999 and 2000




1-FORMATION  AND  OPERATIONS  OF  THE  COMPANY

     Last Company Clothing, Inc. (the "Company") was incorporated on March 26, 1999 in the State of Nevada. The Company is engaged in the business of importing and wholesaling a line of clothing to serve the retail trade known as "action sports industry" or extreme sports industry". Customers of those retail stores, in addition to the Company's clothing, will have access to a wide range of clothing, sports equipment and accessories that are used in such sports surfing, skateboarding, in-line skating, moto-sports, biking snow-boarding. The appeal for the products in these stores is to an ever growing "counter-culture" market which thrives on active participation in non-traditional sports. The primary target market is generation Y (ages 10-17) and generation X (ages 18-28) who want to be identified by the distinctive looks of the various sports. The Company intends to make available a wide variety of fashions and accessories for each of these distinctive tastes.The Company is authorized to issue 50,000,000 Common Shares each with a par value of $0.001. The Board of Directors and Shareholders of the Company have authorized the issuance of a minimum of 200,000, and a maximum of 300,000 of its Common Shares in a Regulation D, 504 offering. As of the date of these statements 220,000 shares have been sold pursuant to that offering.

2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     BASIS  OF  ACCOUNTING

     Accounting records of the Company and financial statements are maintained and prepared on an accrual basis.

(b)     FISCAL  YEAR

     The Company's proposed fiscal year end for accounting and tax purposes is December 31.

(c)     ORGANIZATION  COSTS

     The Company incurred $2,228 of organization costs in 1999. These costs were paid by shareholders of the Company and were exchanged for 2,228,400 shares of common stock having a par value of $2,228. The organization costs are detailed as follows:

Legal  services  in  connection  with  preparation
and  filing  state  and  federal  documents  for
incorporation  and  for  and  for  its  Regulation
504  stock  offering,                    $     1,243,

Preparation  of  financial  statements,          800,
State  filing  fees,                             185.
                                                 ---
Total                                    $     2,228.

                       Last  Company  Clothing,  Inc.
                      Notes  to  Financial  Statements
               for  December  31,  1999  and  the  periods
                     ended  June  30,  1999  and  2000
                                 continued

2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

 (d)     CASH  EQUIVALENTS

     For Financial Accounting Standards purposes, the Statement of Cash Flows, Cash Equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Whatever cash amounts included on the Company's Statements of Cash Flow, however, will be comprised exclusively of cash.


3-PROPERTY  AND  EXECUTIVE  COMPENSATION

(a)     PROPERTY:

     The  Company's  offices  and  all  of  its records are located at 24843 Del
Prado,  Suite  318,  Dana  Point,  California  92629.

(b)     EXECUTIVE  COMPENSATION:

     Since inception, the Company has paid no cash compensation to its officers or directors. Officers of the Company will be reimbursed for out-of-pocket expenses and may be compensated for the time they devote to the Company. In addition, Officers may receive compensation for services performed on behalf of the Company. The terms of any such compensation will be determined on the basis of the nature and extent of the services which may be required and will be no less favorable to the Company than the charges for similar services made by independent third parties who are similarly qualified. No officer or director is required to make any specific amount or percentage of his business time available to the Company.

5-STOCKHOLDERS'  EQUITY.

The Company is authorized to issue 50,000,000 shares of common stock having a par value of $0.001. In March 1999, 2,228,400 shares of Common Stock, were issued in exchange for organizational costs which were valued by management at a total of $2,228. In March and April 1999, 220,000 shares of Common Stock, were issued in exchange for cash in the amount of $110,000.