Form 10QSB
period 2000-09-30
MIVI BIOMEDICAL TECHNOLOGY
filed 2000-10-17
CIK 1084983

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                       MIVI Biomedical Technologies, Inc.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


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

                    For the Quarter ended September 30, 2000



                       MIVI Biomedical Technologies, Inc.

          (formerly and to be restored to Last Company Clothing, Inc.)

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

The Common Stock registered pursuant to Section 12(g)of the Act: Common Stock 4,896,800

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 4,896,800.

                         ITEM 1.   FINANCIAL STATEMENTS.

    Attached hereto and incorporated herein by this reference are the following financial statements:
--------------------------------------------------------------------------------
Exhibit                         FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. None at this time. Please see Part II, Item 5. Management is reviewing the feasibility or reinstating our original business plan. No decision has been made in this respect. Accordingly, we may now be deemed to be a blank check company as defined in Rule 419; namely, a company seeking a business or business combination. As of the date of filing this report, no plan has been formulated.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. None at this time. Our accounts payable are legal and professional fees capable of deferment without prejudice.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information  from  the  last  quarter  is  provided  for  reference.

Balance Sheet . . .   9/30/00   6/30/00   12/31/99
--------------------------------------------------
Cash. . . . . . . .  $  2,779  $  2,779  $   8,979
Accounts Receivable         0         0          0
--------------------------------------------------
Total Assets. . . .     2,779     2,779      8,979
Accounts Payable. .    26,622     7,268          0
Other Liabilities .         0         0          0
--------------------------------------------------
Total Liabilities .    26,622     7,268          0
==================================================



     Our  Accounts  payable  consist  primarily  of legal and professional fees.

                                                  Inception     Inception
                                                   March 26,    March 26,
                                                     1999         1999
                                                      to           to
 Operations.                April 1 to June 30      June 30,    Sept 30,
                             2000         1999        2000        2000
-----------------------------------------------------------------------
Revenues:. .  $                 0   $        0   $       0   $   1,000
(Expenses):.              (13,468)     (41,749)   (116,717)   (137,071)
Net (Loss) .              (13,468)     (41,749)   (116,717)   (136,071)
-----------------------------------------------------------------------


Operations .                      July 1 to September 30    January 1 to September 30
                                 2000                1999       2000         1999
--------------------------------------------------------------------------------------
Revenues:. .  $                 1,000   $               0   $  1,000        $   0
(Expenses):.                  (20,354)                 (0)   (33,822)          (0)
Net (Loss) .                  (19,354)                  0    (32,822)           0



     Our expenses consist primarily of legal and professional fees. We enjoyed some incidental non-recurring revenues not considered indicative of future results.


                           PART II: OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

 (a)  On  July  5,  shareholders  approved  the  following:

     (1)  increase  the  number  of  directors  to  a  maximum  of  15;

     (2) effect an increase in the authorized capital of the Corporation, from the present 50,000,000 shares, to 100,000,000 shares of common stock, AND effect a forward split of the issuer's common stock, every one share to become two shares on the record date of July 20, 2000;

     (3) effect an acquisition of M-I Vascular Innovations, Inc., a Delaware Corporation, in exchange for the issuance of common shares on a one-to-one basis, not to exceed 20,000,000 post-split shares;

     (4) effect a change of the name of the corporation to become MIVI Biomedical Technologies, Inc., or its substantially similar equivalent; and

     (5) elect the following persons as directors to take office upon closing of acquisition of MIVI Biomedical Technologies, Inc., or similar name: (1) Dr. Robert Ian Gordon Brown; (2) Dr. Jean-Francois Marquis; (3) James D. Davidson;
(4) Alan P. Lindsay; (5) Zhi-Yong (John) Ma; (6) Ronald L. Handford; (7) Kita Tosetti; (8) Peter K. Jensen; (9) Michael Smith; and (10) Stephen Walters.

 (b) On October 12, 2000, the acquisition having failed, majority shareholders approved the following:

     To restore the corporate name to its former name, Last Company Clothing, Inc.


                           ITEM 5.  OTHER INFORMATION

 (A)  NO  ACQUISITION.  The  possible  acquisition (previously announced) of M-I
Vascular Innovations, Inc., in exchange for the issuance of common shares on a one-to-one basis, not to exceed 20,000,000 post-split shares, has been cancelled and will not take place.

 (B) NO CHANGE OF MANAGEMENT. The following persons shall not become officers or directors of this corporation: (5.1) Dr. Robert Ian Gordon Brown, (5.2) Dr. Jean-Francois Marquis, (5.3) James D. Davidson, (5.4) Alan P. Lindsay, (5.5) Zhi-Yong (John) Ma, (5.6) Ronald L. Handford, (5.7) Kita Tosetti, (5.8) Peter K. Jensen, (5.9) Michael Smorch, and (5.10) Stephen Walters.

     Kirt  W.  James  and  Pete  Chandler  continue  as  our Officers/Directors.

 (C) FORMER BUSINESS PLAN. Management is reviewing the feasibility or reinstating our original business plan. No decision has been made in this respect. Accordingly, we may now be deemed to be a blank check company as defined in Rule 419; namely, a company seeking a business or business combination.

 (D) AFFILIATE SHARES. It is the view of the Staff of the Commission that, both before and after the business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferee are `underwriters' of the securities issued. Accordingly, we are also of the view that the securities involved can only be resold through registration under the Securities Act. Similarly Rule 144 would not be available for resale transactions in this situation. Reference is made to Rule 145. It is accordingly the opinion of our Special Securities Counsel that the (pre-split) 2,200,000, (post-split) 4,400,000, affiliate-owned shares are not entitled to rely on Rule 144 or 4(1) of the Securities Act of 1933, for resale. These shares are unregistered securities which cannot be resold without registration.

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) On or about July 20, 2000, we announced the possible acquisition of M-I Vascular Innovations, Inc., and a forward split of the issuer's common stock, every one share to become two shares, including the increase of authorized capital from 50,000,000 to 100,000,000 shares, and a name change to MIVI Biomedical Technologies, Inc.

 (b) On or about August 15, 2000 (subsequent event to this Quarter) we announced that the acquisition had not taken place and indicated doubt that it would.

 (c)  In  fact,  as  reported  herein,  that  acquisition  will  not take place.

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
                       FINANCIAL STATEMENTS AND DOCUMENTS
--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
00-QF3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


               Dated:  October  16,  2000

          MIVI BIOMEDICAL TECHNOLOGIES, INC.

                            by


/S/Kirt W. James                       /s/Pete Chandler
   Kirt  W.  James                        Pete  Chandler
   president/director                     secretary/director

                                        5


--------------------------------------------------------------------------------
                                 EXHIBIT 00-QF3

                         UN-AUDITED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS AND NINE MONTHS
                            ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                       MIVI BIOMEDICAL TECHNOLOGIES, INC.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
               And the nine month period ended September 30, 2000

                                                             September 30,    December 31,
                                                                 2,000            1999
                                                              (Unaudited)
------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        2,779   $       8,979
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .           2,779           8,979
------------------------------------------------------------------------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $        2,779   $       8,979
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $       26,622   $           0
------------------------------------------------------------------------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .  $       26,622   $           0
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 4,896,800 shares,
   and 4,896,800 shares respectively . . . . . . . . .           4,897           4,897
Additional Paid-In Capital . . . . . . . . . . . . . .         107,331         109,560
Accumulater Equity (Deficit) . . . . . . . . . . . . .        (136,071)       (103,249)
------------------------------------------------------------------------------------------
Total Stockholders' Equity . . . . . . . . . . . . . .         (23,843)         11,208
------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $        2,779   $      11,208
==========================================================================================

   The accompanying notes are an integral part of these financial statements.
                                        7


                       MIVI BIOMEDICAL TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                           September 30, 1999 and 2000

                                                                                                    From
                                                                                               Inception on
                                  From July        From July      From January    From January    March 26,
                                 1, 2000 to.      1, 1999 to      1, 2000 to      1, 1999 to    1999 through
                                September 30,    September 30,    September 30,  September 30, September 30,
                                     2000            1999            2000             1999         2000

Revenues. . . . . . . . .  $        1,000             -0-  $        1,000             -0-  $    1,000
-------------------------------------------------------------------------------------------------------------
Net Loss from Operations.          20,354             -0-          33,822             -0-     137,071

Net Income (Loss) . . . .        ($19,354)            -0-        ($32,822)            -0-   ($136,071)
=============================================================================================================
Loss per Share. . . . . .  $      0.00395             -0-  $      0.00670             -0-  $  0.02785
=============================================================================================================
Weighted Average
    Shares Outstanding. .       4,896,800       4,848,400       4,896,800       4,456,800   4,886,324
=============================================================================================================

   The accompanying notes are an integral part of these financial statements.
                                        8


                       MIVI BIOMEDICAL TECHNOLOGIES, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                  On March 26, 1999, through December 31, 1999
                And for the nine months ended September 30, 2000

                                                          Additional     Accumulated       Total Stock-
                                   Common       Par         Paid-In         Equity        holders' Equity
                                   Stock       Value        Capital        (Deficit)         (Deficit)

Common Stock issued at inception,   4,456,800        4,457        (2,229)         0             2,228
   March 26, 1999

Common Stock sold for cash at
    $0.50 per share . . . . . . .     440,000          440       109,560          0                 0

Net Loss during the period
    ended December 31, 1999 . . .           0            0             0   (103,249)                0
                                   ----------  -----------  -------------  ---------  ----------------
Balances at December 31, 1999 . .   4,896,800        4,897       107,331   (103,249)            8,979

Net Loss during the period
    ended September 30, 2000. . .           0            0             0    (32,822)                0
                                   ----------  -----------  -------------  ---------  ----------------
Balances at September 30, 2000. .   4,896,800        4,897       107,331   (136,071)          (23,843)


   The accompanying notes are an integral part of these financial statements.
                                        9


                       MIVI BIOMEDICAL TECHNOLOGIES, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                For the periods ended September 30, 1999 and 2000

                                                                                  From
                                                                             Inception on
                                                                               March 26,
                                                        For the periods      1999 through
                                                       ended September 30,   September 30,
                                                         2000        1999         2000
------------------------------------------------------------------------------------------
Operating Activities
Net Income (Loss). . . . . . . . . . . . . . .       ($32,822)   ($41,749)   ($136,071)
Less items not effecting cash:
    shares issued for services . . . . . . . .              0           0        2,228
    increase in accounts payable . . . . . . .         26,622           0       26,622
---------------------------------------------------------------------------------------
Net Cash from Operations . . . . . . . . . . .         (6,200)    (41,749)    (107,221)
Cash Increase (Decrease) sale of Common Stock.              0     110,000      110,000
---------------------------------------------------------------------------------------
Net increase (decrease) in cash. . . . . . . .         (6,200)     68,251        2,779
Beginning Cash . . . . . . . . . . . . . . . .          8,979         -0-            0
Cash as of Statement Date. . . . . . . . . . .  $       2,779   $  68,251   $    2,779
=======================================================================================

   The accompanying notes are an integral part of these financial statements.

                                       10


                       MIVI BIOMEDICAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31, 1999
              and for the periods ended September 30, 1999 and 2000


NOTES  TO  FINANCIAL  STATEMENTS

MIVI Biomedical Technologies, Inc ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

STOCKHOLDERS'  EQUITY  STATEMENT

In July, 2000, the Shareholders of the Company elected to forward split the Company's common stock on the basis of two new shares for each one existing share. The Statements of Stockholders' Equity have been prepared to present the forward split as if it had been in effect since inception.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                                       11