Form 10KSB
period 2000-12-31
LAST CO CLOTHING
filed 2001-02-09
CIK 1084983

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-60567

                      For the Year ended December 31, 2000

                           Last Company Clothing, Inc.

     (briefly MIVI Biomedical Technologies and restored to Last Company Clothing, Inc.)

 Nevada                                                               88-0422308
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

24843  Del  Prado,  Suite  318,  Dana  Point  CA                           92629
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  248-8933

The Common Stock registered pursuant to Section 12(g)of the Act: Common Stock 97,936,000

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/00, the number of shares outstanding of the Registrant's Common Stock was 97,936,000

As of 12/31/00, the aggregate number of shares held by non-affiliates was approximately 9,936,000 shares.


                        Exhibit Index is found on page 15

Introduction                                                                   3

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Business  Development                                               3
      (b)  Business  of  the  Registrant                                       4
      (c)  Reverse  Acquisition  Contingency                                   6

Item  2.  Description  of  Property                                            7

Item  3.  Legal  Proceedings                                                   7

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          7

PART  II                                                                       8

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               8
      (a)  Market  Information                                                 8
      (b)  Holders                                                             8
      (c)  Dividends                                                           8
      (d)  Reverse  Acquisitions                                               8
      (e)  Sales  of  Unregistered  Common  Stock                              8

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        9
      (a)  Plan  of  Operation:  Next  Twelve  Months                          9
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                         10
      (c)  Reverse  Acquisition  Candidate                                    12

Item  7.  Financial  Statements                                               12

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          12

PART  III                                                                     12

Item  9.  Directors and Executive Officers, Promoters and Control Persons     12

Item  10.  Executive  Compensation                                            13

Item  11.  Security Ownership of Certain Beneficial Owners and Management     13
      (a)  Security Ownership of Certain Beneficial Owners                    13
      (b)  Security Ownership of Management                                   13
      (c)  Changes  in  Control                                               14

Item  12.  Certain  Relationships  and  Related  Transactions                 14

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   15
      (a)  Financial  Statements                                              15
      (b)  Form  8-K  Reports                                                 15
      (c)  Exhibits                                                           15

                                  INTRODUCTION


                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A)  BUSINESS  DEVELOPMENT.

      (1) FORM AND YEAR OF ORGANIZATION. We were duly incorporated in Nevada on March 26, 1999. On March 26, we made our initial issuance of 2,228,400 Founders Shares of Common Stock to five founders, one principal affiliate founder, and four non-affiliate founders. Founders shares were issued pursuant to section 4(2) of the Securities Act of 1933 and were issued as Restricted Securities in accordance with Rule 144(a). Our principal affiliate founder was Intrepid International Ltd. ("Intrepid"), our principal developmental consultant. The control block issued to Intrepid was issued for developmental purposes only, and not for resale. Intrepid shares represent an interim holding, to be cancelled eventually in whole or part, and not subject to resale without registration.
Please see Item 12 of Part III for more information about Intrepid and its personnel. Also, on March 26, 1999, we opened a limited offering of 300,000 shares of common stock, pursuant to Regulation D, Rule 504, as then in force, extended to persons with pre-existing relationships with Intrepid and its management, and to persons introduced to us by such persons. The offering closed April 3, 1999. 220,000 shares had been placed at $0.50 per share, for a total of $110,000.00. No commissions or underwriting were involved to discount these proceeds received by us. Accordingly 2,448,400 shares of our common stock were issued and outstanding.

     BRIEF INTERRUPTION. On or about July 5, 2000, our shareholders, authorized us to consider an opportunity to acquire M-I Vascular Innovations, Inc., which acquisition, if consummated would have changed our business plan, and might have resulted in a change of control; but, that acquisition was not consummated and did not proceed. We abortively changed our name to MIVI Biomedical Technologies, Inc., but restored our original name soon thereafter, and resumed our intention to pursue our original business plan.

     Pursuant to that shareholder action, on or about July 5, 2000, we also (1) increased the number of authorized directors to a maximum of 15; (2) effected an increase in the authorized capital of the Corporation, from the present 50,000,000 shares, to 100,000,000 shares of common stock; and (3) effected a forward split of the issuer's common stock, every one share to become two shares. The record date for entitlement to the forward split was July 20, 2000. The date for distribution of the additional one share for every share owned, as of the close of business on July 20, 2000, was July 28, 2000. These actions were duly effected. Accordingly, our 2,448,400 (pre-split) shares of issued and outstanding were increased to 4,896,800. On or about November 15, 2000, pursuant to shareholder action, we (1) restored the corporate name from MIVI Biomedical Technologies, Inc. to its former name Last Company Clothing, Inc., and (2) effected a 20 for 1 forward split of the issuer's common stock, every one share to become twenty shares. The Record Date for Entitlement was December 1, 2000 and the Distribution Date was December 4, 2000. The resulting shares issued and outstanding is 97,936,000. The following table is provided to illustrate the effect of the two forward splits.


                             2 for 1 .  20 for 1
-------------------------------------------------
Founders Shares  2,228,400  4,456,800  89,136,000
Investors . . .    220,000    440,000   8,800,000
Total Issued. .  2,448,400  4,896,800  97,936,000

      (2) BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING. None from inception to date.

 (B) BUSINESS OF THE REGISTRANT. From inception to date (with a brief interruption), our business plan has been to engage in the business of importing and wholesaling a line of clothing to serve the retail trade known as the "action sports" or "extreme" sports industry.

     The primary target market is "generation Y" (ages 11-20) and "generation X" (ages 21-30). We intend to make available a wide variety of fashions and accessories for each of the distinctive tastes. Our market will be stores that sell the kinds of products we intend to offer. These are stores which offer their customers such products as sports clothing, equipment, accessories, used in such sports as surfing, skateboarding, in-line skating, motor-sports, biking and snow boarding.

     THE MARKET for these products, and the clothing we will offer, is based upon the growing appeal and "counter-culture" market, which thrives on active participation in non-traditional sports. It is our conclusion that many of generations X and Y want to be identified by the distinctive looks of the various sports, each sport with its own unique style of dress: surfers as surfers, skateboarders, snowboarders, each as such. Much of this fashion is identified as "hip-hop" or "punk", with the look of baggy clothing, longer shorts, "cool" logos, "sick" athletic shoes, and such. For this reason a very wide variety of clothing, fashions and accessories will be offered for these distinctive tastes. We are directing principal attention to ownerships of multiple retail locations in Southern California, as our initial launch targets. We expect that once the retail locations have been acquired, we will be able to benefit from common management, purchasing policies, and secondary marketing efforts by the retail vendors. We believe that such a carefully controlled launch will be more likely to succeed, in contrast to an attempt to interest too many different outlets all at an initial launch. Once a marketing base is established, we feel that expansion to include more targets will be facilitated and manageable.

     WEBSITE DIRECT SALES. We have drawn the following general information from ActivMedia Research: http://www.activmediaresearch.com and ePaynews.com/statistics, regarding the general characteristics of goods/service type tangible goods, in the direct retail sales industry.

      (1)  The optimal online consumer target market is indeed generations X and
Y. The projected percent of customers who purchase on-line is 30%. Delivery for on-line sales is by traditional shipping. The average on-line transaction amount for e-commerce enabled sites for all demographic markets is $244 for business to consumer and $800 for business to business. Margins are 34-40%. The support required is low to moderate. There are some communication and cultural barriers to exporting which need to be considered when international sales are addressed. The primary advantage to on-line sales is convenience and time-saving. Visual and/or audio previewing is important. Product customizing is not indicated as desirable for on-line marketing. Website costs are about $100 to start, with about $300 per month ongoing. Website marketing does not obviate traditional forms of advertising. It is important to advertise products and make the website address known.

      (2) There are certain industry standards, or indicators of success, using website marketing of extreme sports clothing. Existing sales should increase by hundreds or perhaps thousands of new prospects. International inquiries can be reasonably projected to reach 35% of total hits. Telecommunications costs will increase but may be offset substantially with the reduced facsimiles and reduced costs of catalog distribution, with potentially higher margins.

      (3) The future in direct sales is online. In 1999 over 6 million direct sales online transactions resulted in $200 million in revenue which consisted of 1.1% of the retail market. By 2010, over 29 million transactions will result in over $1.1 trillion in revenue and will consist of 10-24 % of the direct retail market (Source: Peppers & Rogers Group). In 1999 Worldwide online transactions were $145 billion. By the year 2004 Worldwide online transactions will reach $7.29 trillion, (Source: Gartner Group). In 1999 over 34% of online companies operated within a profit. By 2002 over 42% of online companies with at least three years of online operations will operate profitability.

     Accordingly, we plan to pursue wholesale distribution to retail outlets as well as developing direct website sales. Our website catalog will include the same sporting goods and apparel at prominent Southern California retailers, initially. We will seek, over time, to introduce new and less familiar products as trends develop.

     Fewer than half a billion dollars in revenues were generated on the World Wide Web during 1995. However, that was a growth rate of more than 2100% over 1994. In 1999, Internet transactions reached $95 billion. In 2002, with the continued growth and consumer familiarity with the Internet, Internet transactions will reach $466 billion. Currently, the major share of such online revenues are divided among fewer than a thousand companies.

     FULFILLMENT. We have not determined yet whether to attempt to handle our own fulfillment of website orders, but it is likely that we will begin by handling these functions ourselves. With increasing success, measured by volume of sales, it will be necessary to out-source these functions with one of several established out-sourcing firms.

     LOAN FINANCING NOT PRACTICAL. There is little likelihood that we will seek loan financing during our present development stage, first because it is unlikely that we could obtain it, and second, that debt service is not as attractive as capital formation in stages over time. It may be necessary for the issuer to obtain this minimal funding by borrowing, possibly with a guaranty from its officers, directors or principal shareholder, for minimal corporate maintenance, as described in Item 2, Management's Discussion and Analysis.

     DEPENDENCE ON MANAGEMENT. This Company is required to rely on Management's skill, experience and judgement, both in regard to extreme selectivity, and in any final decision to pursue any particular business venture, as well as the form of any business combination, should agreement be reached at some point to acquire or combine. Please see Item 2 of this Part, Managements Discussion and Analysis or Plan of Operation, and also Item 7 of this Part, Certain Relationships and Related Transactions.

     CHECKLIST  OF  OTHER  TOPICS:

      (4) STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE. None to date.

      (5) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS REGISTRANT'S COMPETITIVE POSITION IN THE INDUSTRY. Other established and better capitalized firms are engaged in the business we propose to enter. Competition in this industry is intense and the intensity is expected to increase, both in wholesale and direct website marketing.

      (6) SOURCES OF AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS. Numerous sources of sports apparel are available world wide from manufacturers, other wholesalers and distributors.

      (7)  DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR CUSTOMERS. Not Applicable yet.

      (8) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. None.

      (9) NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND STATUS. Not Applicable. We do not intend to engage in importation or sales of products which require specific governmental approval or licensing.

      (10) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Not Applicable.

      (11) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. None.

      (12)  COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS.  Not
Applicable

      (13) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. None at this time, other than our Officers and Directors.

      (14) YEAR 2000 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. None. We have encountered and expect to encounter no difficulties resulting from year 2000 compliance problems.


 (C) REVERSE ACQUISITION CONTINGENCY. We are not a candidate for a reverse acquisition transaction. We are committed presently to the development of our business plan. A mature and businesslike evaluation of our affairs require the consideration of the foreseeable possibility of business failure. Accordingly, this Registration Statement will include a discussion of that contingency, which, although uncertain, and which may not occur. While we have no present plans to engage in Reverse Acquisition transactions, such transactions are possible and forseeable, and for the reason that we are thinly capitalized, and have ambitious plans for a capital intensive business, with no assurance that our capital needs will be realized. We feel that additional disclosure regarding such a contingency is appropriate and we provide a discussion and disclosure. A reverse acquisition is a formal acquisition by a non-operating company of a going business, in which control passes to the owners of the acquired target company or business. It is actually an acquisition of the non-operating corporation by the owners of the target, in substance, and is labeled "reverse" for that reason. While we do not intend to become a candidate for such an acquisition, and while we intend to pursue our business plan as disclosed, we have indicated that substantial risks of failure attend our efforts. If our business fails, we would cease to be a going-concern. In that event we might find ourselves to have become such a candidate.

     Certain important consequences may attend such a contingency. We may be deemed a Blank Check Company as defined in Rule 419, essentially a company with no business or business plan, except to search for a business acquisition or combination. In such a contingency, our officers, directors, affiliates, and their transferees, if any, may be deemed promoters and underwriters with respect to the shares owned by them, or any shares issued to them in connection with the transaction. The result would be that such shares would not be entitled to reliance on ordinary resale rules, and would not be entitled to resale without registration or an exemption from registration as may be available at the time of any proposed sale.

      REGISTRANT'S COMPETITIVE POSITION WITH RESPECT TO REVERSE ACQUISITION. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. Other non-operating companies may have a substantial reserve of cash, which we would not have in the case of such a contingency. We have no significant pool of cash we could offer and no capital formation incentive exists for our selection. We have a limited shareholder base insufficient for acquisition target companies wishing to proceed for application to NASDAQ. In comparison to other public shell companies we are unimpressive, in the judgment of management, and totally lacking in unique features which would make us more attractive or competitive than other public shell companies
 . While management believes that the competition of other public shell companies is intense and growing, it has no basis on which to quantify its impression.

     LIMITED SCOPE AND NUMBER OF POSSIBLE ACQUISITIONS: In the event of such a contingency, we would not intend to restrict our consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. Of course, because of our limited resources, the scope and number of suitable candidate business ventures available would be limited accordingly, and most likely we would not be able to participate in more than a single business venture. Accordingly, it is anticipated that we would not be able to diversify, but may be limited to one merger or acquisition because of limited financing. This lack of diversification would not permit us to offset potential losses from one business opportunity against profits from another.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant has no property and enjoys the non-exclusive use of office and telephone services of its officers and attorneys. The Registrant neither owns nor leases any real or personal property. Office services are provided without charge. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. We do not pay for incidental office services. We may be billed for extraordinary office services, such as copying and printing, and major mailings. Any such extraordinary charges are included in our general and administrative expenses.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against us, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     On or about July 5, 2000, pursuant to shareholder action, we (1) increased the number of authorized directors to a maximum of 15; and (2) effected an increase in the authorized capital of the Corporation, from the present 50,000,000 shares, to 100,000,000 shares of common stock; and (3) effected a forward split of the issuer's common stock, every one share to become two shares. Then, on or about November 15, 2000, we effected a further forward split, twenty shares for every one shares. The following table is provided to illustrate the effect of the two forward splits.

                             2 for 1    20 for 1
-------------------------------------------------
Founders Shares  2,228,400  4,456,800  89,136,000
Investors . . .    220,000    440,000   8,800,000
Total Issued. .  2,448,400  4,896,800  97,936,000

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. Our Common Stock is not quoted Over the Counter on the Bulletin Board ( OTCBB ). Our Common Stock is cleared for quotation Over the Counter in the NQB Pink Sheets. To the best of the Registrant's knowledge and belief, there has been limited market activity, buying or selling, of the common stock of this Registrant, in brokerage transactions.

 (B) HOLDERS. There are presently approximately 37 shareholders of our common stock.

 (C) DIVIDENDS. No dividends have been paid by the Company on its Common Stock or other Stock and no such payment is anticipated in the foreseeable future. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) REVERSE ACQUISITIONS. A reverse acquisition of a target business or company would be expected to involve a change of control of the Registrant, and the designation of new management. The financial statements of this Registrant would become largely unreflective of the true condition of the Registrant after such an acquisition. Shareholder approval would be required, pursuant to the laws of the State of Nevada, to approve the acquisition, change of control, and any material corporate changes incidental to the reorganization of this Registrant. In connection with the solicitation of shareholder approval, whether or not proxies are solicited, the Registrant would provide shareholders with the fullest possible disclosure of all information material to shareholder consideration, and such disclosure would include audited financial statements of the target entity, if available. If shareholder approval is sought in advance of audited financial statements of an acquisition target, the authority of management to consummate any transaction would be contingent on a proper audit of the target meeting the criteria of any un-audited information relied upon by shareholders. We are not searching for a profitable business opportunity. We are pursuing our business plan. This contingency is disclosed for the possibility that our business might fail. We are not presently a reverse acquisition candidate. Should our business fail, we would not be able effectively, under current laws and regulations, to attract capital, and would be required to seek such an acquisition to achieve profitability for our shareholders.

 (E) SALES OF UNREGISTERED COMMON STOCK. We were incorporated in Nevada only recently, on March 26, 1999. On March 26th, we made our initial issuance of 2,228,400 Founders Shares of Common Stock to five founders, one principal affiliate founder, and four non-affiliate founders. These four non-affiliate founders were known to management to be highly sophisticated persons, by virtue of pre-existing business relationships with our management. They provided assistance, consultation and introductions to us in connection with the founding of our company. Founders shares were issued pursuant to section 4(2) of the Securities Act of 1933 and were issued as Restricted Securities in accordance with Rule 144(a), for such services.

      On March 26, 1999, we opened a limited offering of 300,000 shares of common stock, pursuant to Regulation D, Rule 504, as then in force, extended to persons with pre-existing relationships with Intrepid and its management, and to persons introduced to us by such persons. The offering closed June 3, 1999. 220,000 shares had been placed at $0.50 per share, for a total of $110,000.00.

No commissions or underwriting were involved to discount these proceeds received by us. There were 32 subscribers. No offers were extended to persons who did not subscribe.


                              2 for 1    20 for 1
-------------------------------------------------
Founders Shares  2,228,400  4,456,800  89,136,000
Investors . . .    220,000    440,000   8,800,000
TOTAL ISSUED. .  2,448,400  4,896,800  97,936,000
Affiliates. . .  2,200,000  4,400,000  88,000,000
Non-affiliates.    248,400    496,800   9,936,000
TOTAL ISSUED. .  2,448,400  4,896,800  97,936,000


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION: NEXT TWELVE MONTHS. The entry into an established marketing field is never quick or easy. There are two initial problems: establishing sources of products, and identifying markets for them. Since about May, of 1999, we have been engaged in designing our intended web-site. The process has included careful study of competing websites, and a discrete survey of products on the shelf in retail stores. The major domestic suppliers of sports wear have been identified, and the inventory of international sources is currently incomplete and in progress. Since July of 1999, we have been conducting informal surveys of young people, the target market, to determine present and future trends in tastes and new technologies continually being incorporated into action sports products and accessories. We have been studying international trade and tariff agreements, in an effort to determine what issues and expenses we may face in importation from Europe, Asia, and Latin American countries, and in searching for correspondents in these countries and regions.

     We remain essentially a start-up development stage company, with limited capital resources. Our initial funding has been devoted to organization and pre-launch activities. It is manifestly clear that our present funding is not sufficient for the launch of its operations, and that the issuer must interest investors in one or more secondary capital formation programs before it can launch. Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to 5 of the Securities Act of 1933. It is the conclusion of management that significant additional capital formation is necessary to launch our operations successfully.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. This Registrant has no substantial cash requirements for the next twelve months, to remain in its present pre-launch condition. It is the opinion of management that we would require about $100,000 to launch our operations in the next twelve months. These funds might be raised from a combination of two sources: advances from existing shareholders, or the further placement of common stock, either before or after any acquisition.

     First, to sustain our corporation in pre-launch mode we have indicated substantial self-sufficiency, for the reason that we would, in that event, anticipate no activity during that period, other than compliance with our reporting requirements. Our required management, legal and professional service requirements during that period are believed to be capable of being secured for deferred payment or payment in new investment shares of common stock. There is a significant exception to the previous statement. Our Auditor cannot lawfully or properly be compensated otherwise than by payment for services in cash as billed by such independent auditor. This significant cash requirement is foreseen to be not less than $5,000.00 nor more than $10,000.00 during the next twelve months. This minimal funding by borrowing, possibly with a guarantee from its officers, directors or principal shareholder. There is no assurance possible that even these minimal requirements for cash can be met. The failure to maintain current auditing of the corporate affairs would result in the failure to meet our intentions to file periodic reports, voluntarily or otherwise, at the close of its next fiscal year, December 31, 2001. The expenses of its audit, legal and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock, may be advanced by its management and principal shareholder. No significant cash or funds are required for Management to evaluate possible transactions. No such activity is expected for at least the next six months.

     Our auditor has commented, Note 3: The Company is a development stage company as defined in Financial Accounting Standards Board Statement No.7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues. As previously noted we are actively engaged in limited pre-launch investigations; however it is clear that we will require substantial capital to launch our operations.

      Second, in the more important and desirable event that operations are to be launched during the next twelve months, as intended, it will be necessary for us to obtain sufficient working capital to insure that our operations could continue for long enough to achieve profitability.

     While we have disclosed the results of such a contingency, do not anticipate any such contingency upon which we would voluntarily cease filing reports with the SEC, even though we might cease to be required to do so under current rules. It is in our compelling interest to be a reporting company and to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Registrant's intended application for submission be effective. Capital formation programs cannot be approached responsibly without our maintenance of our reporting status.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. We were incorporated in March of 1999. We have not launched our operations. Our activity during this last year has been confined to the identification of markets and sources of products for resale. We briefly considered a Reverse Acquisition but abandoned that project. We have renewed our intention to continue to renew our original plan, and we have disclosed a forseeable contingency, indicated by our present condition, that a reverse acquisition contingency exists.

     Our  Balance  Sheet  is  substantially  unchanged.

             The Remainder of this Page is Intentionally left Blank

Balance Sheet: . . . . . .    .  December 31   December 31
SELECTED INFORMATION . . . .         2000          1999
                              ------------  ------------
Cash and Equivalents . . . .        2,779         8,979
                              ------------  ------------
Current  Assets. . . . . . .        2,779         8,979
                              ------------  ------------
Total Assets . . . . . . . .        2,779         8,979
                              ------------  ------------
Accounts Payable . . . . . .            -             -
                              ============  ============
Total Liabilities. . . . . .            -             -
Common Stock . . . . . . . .       97,936        97,936
                              ------------  ------------
Paid-in Capital. . . . . . .       14,292        14,292
Accumulated Deficit. . . . .     (109,449)     (103,249)
Total Equity . . . . . . . .        2,779         8,979
                              ------------  ------------
Total Liabilities and Equity        2,779         8,979
                              ------------  ------------


     Our Operations for year 2000, have consisted of minimal activity involving NASD correspondence in connection with our attempt to up-grade our quotation from the NQB Pink Sheets to the OTCCB. Our Operations for 1999 consisted of the 1934 Act Registration of our common stock.

                                           For the       Inception    Inception
                                            Years         March 26,   March 26,
                                            Ended.        1999         1999
                                           December     .  To            To
                                               31       December      December
                                             2000          31            31
                                             1999         2000          2000
------------------------------------------------------------------------------
 Operations
SELECTED INFORMATION
Revenues:. . . . . . . . . . . . . .  $     1,000            0   $     1,000
                                      ------------  -----------  ------------
 Total Revenues. . . . . . . . . . .        1,000            0         1,000
General & Administrative . . . . . .       (7,200)    (103,249)     (110,449)
------------------------------------  ------------  -----------  ------------
 Total Expenses. . . . . . . . . . .       (7,200)    (103,249)     (110,449)
Net (Loss) . . . . . . . . . . . . .       (6,200)    (103,249)     (109,449)
------------------------------------  ------------  -----------  ------------
Net Loss per share . . . . . . . . .       (.0006)      (.0011)       (.0011)
====================================  ============  ===========  ============
Weighted average shares outstanding.   97,936,000   95,980,440    97,097,902


      (2) FUTURE PROSPECTS. We are unable to predict when we may launch our intended operations, or failing to do so, when and if we may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantages with respect to other public or semi-public issuers, and uncertainties about compliance with NASD requirements for trading on the OTCBB. Notwithstanding the foregoing cautionary statements, assuming the continuation of current conditions, we would expect to develop a capital formation strategy and launch operations during the next twelve to eighteen months, if we can effect quotation of our common stock on the OTCBB.

     There can be no assurance that we would be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

 (C) REVERSE ACQUISITION CANDIDATE. We are not searching for a profitable business opportunity. This contingency is disclosed for the possibility that our business might fail. We are not presently a reverse acquisition candidate. Should our business fail, we would not be able effectively, under current laws and regulations to attract capital, and would be required to seek such an acquisition to achieve profitability for our shareholders.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit Index found on page 15 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.


                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following persons are or were our Officers and Directors of Registrant, having taken office from the inception of our corporation, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.

     Kirt W. James, (age 43) President/Directory has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. He remains the President and Sole Shareholder of HJS, which is presently substantially inactive. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. The following disclosure identifies those public companies with which he has been involved during the past five years:
Earth Industries, Inc., EditWorks, Ltd., Market Formulation & Research, Inc., Mex Trans Seafood Consulting, Inc., BBB-Huntor Associates, Inc., eWorld Travel Corp., Knowledge Networks, Inc., and North American Security & Fire. He is also an Officer and Director of Oasis 4th Movie Project, an operating non-trading company,  and  DP Charters, Inc. a public company currently quoted on the OTCBB.

     Pete Chandler, (age 31) Secretary-Treasurer/Director was born and raised in Northern Utah, where he received a Bachelor of Science Degree from Weber State University, in finance and business administrations. He also attended DeVry Institute of Technology in Phoenix Arizona, where he studied computer information and accounting systems. He serves as Director of Research & Finance, for Corporate Relations & Management, Inc., from August 1999 and presently. From February 1997 until August 1999, he served as financial markets liaison to Jordan Richards Associates. From October 1994 until October 1996, he was an investment consultant to Everen Securities. From January 1, 1994 to October 1994, he was an agent for New York Life Insurance Company. From August 1993 to December 1993, he was a sales and leasing representative for Freeway Oldsmobile, Cadillac, Mazda. Mr. Chandler is a Board Member of the Foster Care Citizens Board, appointed in 1995, and involved in its community service activities. Mr. Chandler serves on the Board of Directors of the following corporations: Ecklan Corporation, NetAir.com, Inc., and Snohomish Equity Corporation. He resigned without objection for personal reasons in October of 2000.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     There is no present program of executive compensation, and no plan or compensation is expected to be adopted or authorized until we launch operations and achieve revenues. Intrepid International, our principal shareholder, provides our management services and the services of Mr. James, its officer. Intrepid bills us on a time-fee basis. Its billings are reflected as general and administrative expenses on our financial statements. Mr. James is not compensated directly for his services to us. He is beneficially interested in the general profitability of Intrepid International Ltd. Our affairs have not required a substantial commitment of time by Mr. James to date. Mr. Chandler did not accrue any compensation as of this filing. Mr. Chandler devoted only insubstantial time to our affairs before his resignation.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

             The Remainder of this Page is Intentionally left Blank

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE


 Name and Address of Beneficial Owner. . . .  Actual            %
                                              Ownership
-----------------------------------------------------------------
Kirt W. James (1). . . . . . . . . . . . . .  88,000,000    89.85
24843 Del Prado #318
Dana Point CA 92629   Sole Officer/Director
-----------------------------------------------------------------
All Officers and Directors as a Group. . . .  88,000,000    89.85
-----------------------------------------------------------------
Intrepid International Ltd. (1). . . . . . .  88,000,000    89.85
24843 Del Prado #318
Dana Point CA 92629
-----------------------------------------------------------------
Total Other 5% Owners. . . . . . . . . . . .  88,000,000    89.85
-----------------------------------------------------------------
TOTAL ALL AFFILIATES . . . . . . . . . . . .  88,000,000    89.85
-----------------------------------------------------------------
Total Shares Issued and Outstanding. . . . .  97,936,000   100.00
-----------------------------------------------------------------


(1) Mr. James is an Officer of Intrepid International Ltd., our principal shareholder. Please see Item 7, Relationships and Transactions, for more information and disclosure about Intrepid. The control block issued to Intrepid was issued for developmental purposes only, and not for resale. Intrepid shares represent an interim holding, to be cancelled eventually in whole or part, and not subject to resale without registration. Please see Item 12 of Part III for more information about Intrepid and its personnel.

 (C) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Registrant.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have identified Intrepid International, Ltd. (Nevada) as our principal Consultant. We are billed by Intrepid for services of Intrepid's personnel on a time-fee basis. The officers and directors of Intrepid are comprised of two individuals; Kirt W. James, and J. Dan Sifford, Jr. Both these individuals are U.S. citizens. Mr. James' biography is found in Item 9 of this Part III. For the past several years Mr. Sifford has served as United States Managing Director of Intrepid International, S.A. a Panama Corporation, providing consulting services to international private companies in approaching the United States public market place for products, financing and securities. Mr. Sifford is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage.

     Intrepid stands as our principal shareholder.The control block of issued to Intrepid was issued for developmental purposes only, and not for resale. Intrepid shares represent an interim holding, to be cancelled eventually in whole or part, and not subject to resale without registration.

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

Exhibit
Table
#      Table  Category  /  Description  of  Exhibit             Page  Number
--------------------------------------------------------------------------------
            [3]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
3.1      Articles of Incorporation                                            17
--------------------------------------------------------------------------------
3.2      Articles of Amendment                                                19
--------------------------------------------------------------------------------
3.3      Articles of Amendment                                                21
--------------------------------------------------------------------------------
3.4       By-Laws                                                             23
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FK-00     Audited  Financial  Statements  for the years ended December 31, 2000,
          1999                                                                32
--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto authorized, and individually in the capacities stated.


                           LAST COMPANY CLOTHING, INC.
Dated:  February  9,  2001
                                       by



/S/Kirt W. James          /s/Pete Chandler
   Kirt  W.  James           Pete  Chandler
   president/director        secretary/director

                                       16


--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

                            ARTICLES OF INCORPORATION
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                           LAST COMPANY CLOTHING, INC.


     ARTICLE  I.  The  name  of  the  Corporation is LAST COMPANY CLOTHING, INC.

     ARTICLE II. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc.

     ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE IV. The corporation shall have authority to issue an aggregate of 50,000,000 shares of common voting equity stock of par value ($0.0001) per share, and no other class or classes of stock, for a total capitalization of $5,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE VI. The name and address of the Incorporator of the corporation is William Stocker, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

     ARTICLE VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     ARTICLE VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day,

Dated:  March  25,  1999.
                               /S/William Stocker
                                 William Stocker
                                  Incorporator

                                       18


--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

                              ARTICLES OF AMENDMENT
--------------------------------------------------------------------------------

                     AMENDMENT TO ARTICLES OF INCORPORATION
                                       OF
                           LAST COMPANY CLOTHING, INC.

                (AFTER PAYMENT OF CAPITAL AND ISSUANCE OF STOCK)

WE THE UNDERSIGNED, Officers of LAST COMPANY CLOTHING, INC. ( the Corporation ) hereby certify:

     1. The Board of Directors of the Corporation at a meeting of duly convened and held on July 5, 2000 adopted a resolution to amend the Articles of Incorporation as Originally filed and/or amended.

     The  former  Article  read:

     ARTICLE  ONE.  The  name  of the corporation is Last Company Clothing, Inc.

     Article  One  is  superseded  and  replaced  as  follows:

     ARTICLE ONE. The name of the corporation is MIVI Biomedical Technologies, Inc.

THE FORMER ARTICLE IV READ: The corporation shall have authority to issue an aggregate of 50,000,000 shares of common voting equity stock of par value one mil ($0.0001) per share, and no other class or classes of stock, for a total capitalization of $5,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

ARTICLE IV IS SUPERSEDED AND REPLACED AS FOLLOWS: The corporation shall have authority to issue an aggregate of 100,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $100,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     The number of shares of the Corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 2,448,400 of which 2,200,000, voted in favor; and the foregoing changes and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

/s/Kirt W. James     /s/Pete Chandler
   Kirt  W.  James      Pete  Chandler
   president            secretary

                                       20


--------------------------------------------------------------------------------
                                   EXHIBIT 3.3

                              ARTICLES OF AMENDMENT
--------------------------------------------------------------------------------

                     AMENDMENT TO ARTICLES OF INCORPORATION
                                       OF
                       MIVI BIOMEDICAL TECHNOLOGIES, INC.

                (AFTER PAYMENT OF CAPITAL AND ISSUANCE OF STOCK)

WE THE UNDERSIGNED, Officers of LAST COMPANY CLOTHING, INC. ( the Corporation ) hereby certify:

     1. The Board of Directors of the Corporation at a meeting of duly convened and held on October 5, 2000 adopted a resolution to amend the Articles of Incorporation as Originally filed and/or amended.


     The  former  Article  read:

     ARTICLE ONE. The name of the corporation is MIVI Biomedical Technologies, Inc.


     Article  One  is  superseded  and  replaced  as  follows:

     ARTICLE  ONE.  The  name  of the corporation is Last Company Clothing, Inc.


     2. The number of shares of the Corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 2,448,400 of which 2,200,000 (89.85%), voted in favor on October 5, 2000; and the foregoing changes and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.



/s/Kirt  W.  James        /s/Pete  Chandler
   Kirt  W.  James           Pete  Chandler
   president                 secretary

                                       22


--------------------------------------------------------------------------------
                                   EXHIBIT 3.4

                                     BY-LAWS
--------------------------------------------------------------------------------

                                     BY-LAWS
                                       OF
                           LAST COMPANY CLOTHING, INC
                              A NEVADA CORPORATION


                                    ARTICLE I
                                CORPORATE OFFICES


     The principal office of the corporation in the State of Nevada shall be located at 774 Mays Blvd. Suite 10, Incline Village NV 89451. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.


                                   ARTICLE II
                             SHAREHOLDERS' MEETINGS

SECTION  1.  PLACE  OF  MEETINGS

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

SECTION  2.  ANNUAL  MEETINGS

     The time and date for the annual meeting of the shareholders shall be set by the Board of Directors of the Corporation, at which time the shareholders shall elect a Board of Directors and transact any other proper business. Unless the Board of Directors shall determine otherwise, the annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

     Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

SECTION  4.  NOTICES  OF  MEETINGS

     Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.
Closing  of  Transfer  Books  or  Fixing  Record  Date.

     (a) For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20)  days  immediately  preceding  such  meeting.

     (b) In lieu of closing the stock transfer books, the directors may prescribe a day not more than sixty (60) days before the holding of any such meeting as the day as of which stockholders entitled to notice of the and to vote at such meeting must be determined. Only stockholders of record on that day are entitled to notice or to vote at such meeting

     (c) The directors may adopt a resolution prescribing a date upon which the stockholders of record are entitled to give written consent to actions in lieu of meeting. The date prescribed by the directors may not precede nor be more than ten (10) days after the date the resolution is adopted by directors.

SECTION  5.  VOTING  LIST.

     The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten
(10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

SECTION  6.  QUORUM.

     At any meeting of stockholders, a majority of fifty percent plus one vote, of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION  7.  PROXIES.

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. Such proxies may be deposited by electronic transmission.

SECTION  8.  VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

SECTION  9.  ORDER  OF  BUSINESS.

     The order of business at all meetings of the stockholders, shall be as follows:

     a.     Roll  Call.
     b.     Proof  of  notice  of  meeting  or  waiver  of  notice.
     c.     Reading  of  minutes  of  preceding  meeting.
     d.     Reports  of  Officers.
     e.     Reports  of  Committees.
     f.     Election  of  Directors.
     g.     Unfinished  Business.
     h.     New  Business.


SECTION  10.  INFORMAL  ACTION  BY  STOCKHOLDERS.

     Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

SECTION  11.  BOOKS  AND  RECORDS.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.

                                   ARTICLE III
                               BOARD OF DIRECTORS

SECTION  1.  GENERAL  POWERS.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

SECTION  2.  NUMBER,  TENURE,  AND  QUALIFICATIONS.

     The number of directors of the corporation shall be a minimum of one (l) and a maximum of nine (7), or such other number as may be provided in the Articles of Incorporation, or amendment thereof. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

SECTION  3.  REGULAR  MEETINGS.

     A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

SECTION  4.  SPECIAL  MEETINGS.

     Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

SECTION  5.  NOTICE.

     Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

SECTION  6.  QUORUM.

     At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

SECTION  7.  MANNER  OF  ACTING.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

SECTION  8.  NEWLY  CREATED  DIRECTORSHIPS  AND  VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

SECTION  9.  REMOVAL  OF  DIRECTORS.

     Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

SECTION  10.  RESIGNATION.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

SECTION  11.  COMPENSATION.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

SECTION  12.  EXECUTIVE  AND  OTHER  COMMITTEES.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (l) or more directors. Each such committee shall serve at the pleasure of the board.


                                   ARTICLE IV
                                    OFFICERS


SECTION  1.  NUMBER.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

SECTION  2.  ELECTION  AND  TERM  OF  OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. In the event that no election of officers be held by the directors at that time, the existing officers shall be deemed to have been confirmed in office by the directors.

SECTION  3.  REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

SECTION  4.  VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

SECTION  5.  PRESIDENT.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

SECTION  6.  CHAIRMAN  OF  THE  BOARD.

     In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

SECTION  7.  SECRETARY.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  8.  TREASURER.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.


SECTION  9.  SALARIES.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.

                                    ARTICLE V
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

SECTION  1.  CONTRACTS.

     The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.


SECTION  2.  LOANS.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

SECTION  3.  CHECKS,  DRAFTS,  ETC.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

SECTION  4.  DEPOSITS.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.


                                   ARTICLE VI
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the 1st day of January in each year, or on such other day as the Board of Directors shall fix.


                                   ARTICLE VII
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.


                                  ARTICLE VIII
                                      SEAL

     The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".

                                   ARTICLE IX
                                WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                    ARTICLE X
                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.

                                  CERTIFICATION

     THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

EXECUTED  this  day  of  March  26,  1999.

                                /s/Pete Chandler
                                  Pete Chandler
                                    Secretary

                                       31


--------------------------------------------------------------------------------
                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999
--------------------------------------------------------------------------------

                           LAST COMPANY CLOTHING, INC.
                          (a Development Stage Company)
                              Financial Statements
                            December 31, 2000 and 1999

                                       33


                                 C O N T E N T S



Independent  Auditors'  Report                                                35

Balance  Sheets                                                               36

Statements  of  Operations                                                    37

Statements  of  Stockholders'  Equity                                         38

Statements  of  Cash  Flows                                                   39

Notes  to  the  Financial  Statements                                         40

                          INDEPENDENT AUDITOR'S REPORT



To  The  Board  of  Directors  and  Stockholders  of
    Last  Company  Clothing,  Inc.

We have audited the accompanying balance sheets of Last Company Clothing, Inc. (a Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000, from inception on March 26, 1999 through December 31, 1999, and from inception on March 26, 1999 through December 31, 2000 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Last Company Clothing, Inc. (a Development Stage Company) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the year ended December 31, 2000, from inception on March 26, 1999 through December 31, 1999, and from inception on March 26, 1999 through December 31, 2000 in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah
January  18,  2001

                           LAST COMPANY CLOTHING, INC.
                          (a Development Stage Company)
                                  Balance Sheets

                                     ASSETS

                                        December  31,          December  31,
                                            2000                   1999
----------------------------------------------------------------------------
Current  assets
   Cash  (Note  1)                        $     2,779            $     8,979
                                          ----------------------------------
Total  Current  Assets                          2,779                  8,979
                                          ----------------------------------
      Total  Assets                       $     2,779            $     8,979
                                          ==================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current  Liabilities
   Accounts  payable                                0                      0
                                          ----------------------------------
Total  Current  Liabilities                         0                      0
                                          ----------------------------------
Stockholders'  Equity

   Common  Stock,  authorized
     100,000,000  shares  of  $.001  par  value,
     issued  and  outstanding  97,936,000
     and  97,936,000  shares                   97,936                 97,936
   Additional  Paid  in  Capital               14,292                 14,292
   Deficit  Accumulated  During  the
     Development  Stage                      (109,449)             (103,249)
                                          ----------------------------------
Total  Stockholders'  Equity                     2,779                 8,979
                                          ----------------------------------
Total Liabilities and
Stockholders' Equity                      $      2,779           $     8,979
                                          ==================================

The accompanying notes are an integral part of these financial statements.

                           LAST COMPANY CLOTHING, INC.
                          (a Development Stage Company)
                             Statements of Operations

                                                                        From
                                                    From inception    inception
                                          For  the    on March 26,  on March 26,
                                        Year Ended   1999 through   1999 through
                                        December 31,  December 31,  December 31,
                                            2000          1999          2000
--------------------------------------------------------------------------------
Revenues:                                $     1,000   $         0   $     1,000

Expenses:
General  and  administrative                   7,200       103,249       110,449
          Total  Expenses                      7,200       103,249       110,449
                                         ---------------------------------------
Net  Loss                                $    (6,200)  $  (103,249)  $ (109,449)
                                         =======================================
Net  Loss Per Share                      $     (.000)  $      (.00)  $     (.00)
                                         =======================================
Weighted average shares outstanding       97,936,000    95,980,440    97,097,902
                                         =======================================

The accompanying notes are an integral part of these financial statements.

                           LAST COMPANY CLOTHING, INC.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                              Deficit
                                                                            Accumulated
                                                           Additional       During  the
                                      Common Stock           paid-in        Development
                                 Shares         Amount       capital           Stage
---------------------------------------------------------------------------------------
Balances  at  March 26, 1999            0  $         0  $           0    $            0

Stock issued for services
valued at $2,228               89,136,000       89,136        (86,908)                0

Stock issue for cash at
$.0125 per share                8,800,000        8,800        101,200                 0

Net loss for the year ended
December  31, 1999                      0            0              0         (103,249)
                              ---------------------------------------------------------
Balance, December 31, 1999     97,936,000       97,936         14,292         (103,249)
                              ---------------------------------------------------------
Net loss for the year ended
December 31,2000                        0            0              0           (6,200)
                              ---------------------------------------------------------
Balance,  December  31, 2000   97,936,000  $    97,936  $      14,292    $    (109,449)
                              =========================================================

The accompanying notes are an integral part of these financial statements.

                           LAST COMPANY CLOTHING, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows


                                                From inception    From inception
                                   For  the     on  March  26,    on  March  26,
                                 Year  Ended    1999 through       1999 through
                                December  31,   December  31,      December  31,
                                    2000            1999               2000
--------------------------------------------------------------------------------

Cash  Flows  form  Operating
Activities:
Net  loss                     $     (6,200)   $     (103,249)     $    (109,449)

Adjustments  to  reconcile
net  loss  to  net  cash
provided  by  operations:
Stock  issued  for services              0             2,228               2,228
                              --------------------------------------------------
Net  Cash  (Used)  Provided  by
Operating  Activities               (6,200)         (101,021)          (107,221)
                              --------------------------------------------------
Cash  Flows  from  Investment
 Activities:                             0                 0                   0
                              --------------------------------------------------
Net  Cash  (Used)  Provided  by
   Investing  Activities                 0                 0                   0
                              --------------------------------------------------
Cash  Flows  from  Financing
 Activities:
Issued common stock for cash             0           110,000             110,000
                              --------------------------------------------------
Net  Cash  (Used)  Provided  by
   Financing  Activities                 0           110,000             110,000
                              --------------------------------------------------
Net increase (decrease) in cash     (6,200)            8,979               2,779

Cash,  beginning  of  period         8,979                 0                   0
                              --------------------------------------------------
Cash,  end  of  period         $     2,779       $     8,979          $    2,779
                              ==================================================

Supplemental  Cash  Flow  Information
  Cash  paid  for  interest    $         0       $         0          $        0
  Cash paid for income taxes   $         0       $         0          $        0

Non-cash  financing  activities:
Shares issued for services     $         0       $     2,228          $    2,228

The accompanying notes are an integral part of these financial statements.

                           LAST COMPANY CLOTHING, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

         Last Company Clothing, Inc. (the Company) was organized under the laws of the State of Nevada on March 26, 1999. The Company was organized for the purpose of importing and wholesaling a line of clothing in the extreme sports industry (i.e snowboards, skateboards, apparel).

     b.  Accounting  Method

          The Company recognizes income and expense on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

          The  computation of earnings per share of common stock is based on the
weighted  average  number     of shares outstanding at the date of the financial
statements.

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $109,449 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999
 .
                                           December 31,      December  31,
                                             2000                1999
                                         ---------------------------------
     Deferred  tax  asset:
        NOL  carrryforward                $     37,000        $     35,000
     Valuation  allowance                      (37,000)            (35,000)
                                         ---------------------------------
     Total                                $          0        $          0
                                         =================================

     f.   Use  of  Estimates  in  the  Preparation  of  Financial  Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

                           LAST COMPANY CLOTHING, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


NOTE  2  -  Going  Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has few assets and no operations and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define its business operations, thus creating necessary operating revenue.

NOTE  3  -  Development  Stage  Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE  4  -  Related  Party  Transactions

     The Company loaned a corporation under common ownership $21,500 during the period ended December 31, 1999. The note was non-interest bearing, unsecured, and due within one year. The Company received payments of $21,500 on this receivable during 1999. The balance of this note is $0 at December 31, 2000 and December 31, 1999.

         The Company paid consulting and professional fees to Intrepid International, Ltd., a shareholder, and entities related to Intrepid International of $6,200 and $90,000 for the years ending December 31, 2000 and 1999.

NOTE  5  -  Equity

    During March 1999, the Company issued 89,136,000 shares of common stock for services valued at $2,228.

       During June 1999, the Company issued 8,800,000 shares of common stock for cash of $110,000.

NOTE  6  -  Stock  Splits

        In July 2000, the Company completed a forward stock split of 2 shares for each outstanding share. In December 2000, the Company completed a forward stock split of 20 shares for each outstanding share. This report has been prepared showing after stock split shares from inception.

