Form 10QSB
period 2001-03-31
PREMIER AXIUM ASP INC
filed 2001-05-22
CIK 1084983

--------------------------------------------------------------------------------
                                  Curtiz Gangi
                                    PRESIDENT
                             Premier Axium ASP, Inc.
                          9025 Wilshire Blvd, Suite 400
                             Beverly Hills, CA 90211
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                      34700 Pacific Coast Highway Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended March 31, 2001


             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period ___________ to ___________


                       Commission File Number:  000-60567


                             Premier Axium ASP, Inc.
        (Exact name of small business issuer as specified in its charter)


 Nevada                                                               88-0422308
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

9025  Wilshire  Blvd.,  Suite  400,  Beverly  Hills,  CA                   90211
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (310)  786-8434


Last Company Clothing, Inc., 24843 Del Prado, Suite 318, Dana Point, CA 92629 (Former Name and Address)


As  of  March  31,  2001,  the  number of shares outstanding of the Registrant s
Common  Stock  was  49,946,000.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [x]

                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

     The Company has prepared the financial statements included herein for the three months ended March 31, 2001, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.


               THE REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK

                             PREMIER AXIUM ASP, INC.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 2000
                 And the three month period ended March 31, 2001

                                                              March 31,     December 31,
                                                                2001            2000
                                                         ------------  --------------
ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .   (Unaudited)
CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $    28,542   $       2,779
Receivables . . . . . . . . . . . . . . . . . . . . . .        7,959               0
Prepaid expenses. . . . . . . . . . . . . . . . . . . .        5,000               0
Loans receivable - shareholders . . . . . . . . . . . .        4,000               0
                                                         ------------  --------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .       45,501           2,779
Property and equipment net of accumulated depreciation.       13,735               0
Deposit . . . . . . . . . . . . . . . . . . . . . . . .        1,000               0
                                                         ------------  --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .       60,236           2,779
                                                         ============  ==============
LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable. . . . . . . . . . . . . . . . . . . .  $    13,197   $           0
Accrued expenses. . . . . . . . . . . . . . . . . . . .        3,316               0
Current portion - notes payable . . . . . . . . . . . .       51,682               0
loans payable . . . . . . . . . . . . . . . . . . . . .       49,302               0
                                                         ------------  --------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .      117,497             -0-
                                                         ============  ==============
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 49,946,000 shares,
   and 97,936,000 shares respectively . . . . . . . . .       49,946          97,936
Additional Paid-In Capital. . . . . . . . . . . . . . .      118,195          14,292
Accumulater Equity (Deficit). . . . . . . . . . . . . .     (225,402)       (109,449)
                                                         ------------  --------------
Total Stockholders' Equity. . . . . . . . . . . . . . .      (57,261)          2,779
                                                         ------------  --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . . .  $    60,236   $       2,779
                                                         ============  ==============

   The accompanying notes are an integral part of these financial statements.

                             PREMIER AXIUM ASP, INC.
              STATEMENTS OF LOSS AND ACCUMULATED DEFICIT(UNAUDITED)
                      From inception through March 31, 2001
                  And the periods ended March 31, 2000 and 2001

                                                             From
                                                         Inception on
                                                           March 26,
                                                         1999 through
                                       March 31,          March 31,
                                  2001         2000         2001
                         --------------  -----------  -----------
Revenues. . . . . . . .  $      42,794   $        0   $   43,794
                         --------------  -----------  -----------
Operating expenses. . .        158,747        3,859      269,196
Net Income (Loss) . . .      ($115,953)     ($3,859)   ($225,402)
                         ==============  ===========  ===========
Loss per Share. . . . .      ($0.04736)   ($0.00158)   ($0.09286)
                         ==============  ===========  ===========
Weighted Average
    Shares Outstanding.      2,448,400    2,448,400    2,427,430
                         ==============  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             PREMIER AXIUM ASP, INC.
             STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                  On March 26, 1999, through December 31, 1999
       For December 31, 2000 and for the three months ended March 31, 2001

                                   Additional    Accumulated    Total Stock-
                                   Common        Par            Paid-In         Equity       holders' Equity
                                   Stock         Value          Capital           (Deficit)          (Deficit)
                                   ------------  -------------  --------------  -----------  -----------------
Common Stock issued at inception,
   March 26, 1999 for services
   valued at $2,228 . . . . . . .   89,136,000   $     89,136        ($86,908)  $        0   $          2,228
Common Stock sold for cash at
    $0.125 per share. . . . . . .    8,800,000          8,800         101,200            0                  0
Net Loss during the period
    ended December 31, 1999 . . .            0              0               0     (103,249)                 0
Balances at December 31, 1999 . .   97,936,000         97,936          14,292     (103,249)             8,979
Net Loss during the fiscal year
    ended December 31, 2000 . . .            0              0               0       (6,200)                 0
Balances at December 31, 2000 . .   97,936,000   $     97,936   $      14,292    ($109,449)  $          2,779
Shares returned to Treasury . . .  (87,990,000)       (87,990)         87,990            0                  0
Shares issued in acquisition. . .   40,000,000         40,000          15,913            0                  0
Net Loss during the period
    ended March 31, 2001. . . . .            0              0               0     (115,953)                 0
Balances at March 31, 2001. . . .   49,946,000   $     49,946   $     118,195    ($225,402)          ($57,261)

   The accompanying notes are an integral part of these financial statements.

                             PREMIER AXIUM ASP, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                      From inception through March 31, 2001
                  And the periods ended March 31, 2000 and 2001

                                                                              From
                                                                          Inception on
                                                                            March 26,
                                                         For the Periods  1999 through
                                                          ended March 31,   March 31,
                                                          2001     2000       2001
                                                  -------------  -------  ---------
Operating Activities
Net Income (Loss). . . . . . . . . . . . . . . .      (115,953)  (3,859)  (225,402)
Adjustments to reconcile net income
to net cash provided
Depreciation . . . . . . . . . . . . . . . . . .           700        0        700
Interest expense . . . . . . . . . . . . . . . .         1,013        0      1,013
Changes in assets and liabilities
Decrease in accounts receivable. . . . . . . . .         1,577        0      1,577
increase in deposits . . . . . . . . . . . . . .        (1,000)       0     (1,000)
Increase (decrease) in accounts payable. . . . .        (1,531)   3,859     (1,531)
Decrease in accrued expenses . . . . . . . . . .       (30,924)       0    (30,924)
Shares issued for services . . . . . . . . . . .             0        0      2,228
                                                  -------------  -------  ---------
Net Cash used by operating activities. . . . . .      (146,118)       0   (253,339)
Cash flows from investing activities
Loans to shareholders, net . . . . . . . . . . .        (4,000)       0     (4,000)
Contribution of capital. . . . . . . . . . . . .       225,130        0    266,653
                                                  -------------  -------  ---------
Net Cash provided by investing activities. . . .       221,130        0    262,653
Cash flows from financing activities
Payments on notes payable. . . . . . . . . . . .      (100,772)       0   (100,772)
Sale of Common Stock . . . . . . . . . . . . . .        10,000        0    120,000
                                                  -------------  -------  ---------
Net Cash provided by financing activities. . . .       (90,772)       0     19,228
Net increase (decrease) in cash and equivalents.       (15,760)       0     28,542
Beginning Cash . . . . . . . . . . . . . . . . .        44,302    8,979          0
Cash as of Statement Date. . . . . . . . . . . .        28,542    8,979     28,542
                                                  =============  =======  =========

   The accompanying notes are an integral part of these financial statements.

                             PREMIER AXIUM ASP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2001


NOTES  TO  FINANCIAL  STATEMENTS

Premier Axium ASP, Inc. formerly Last Company Clothing, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

ACQUISITION,  NAME  CHANGE  AND  STOCK  TRANSACTIONS

In March 2001, the Company acquired 100% of Premier Axium ASP, Inc. in exchange for the issuance of 40,000,000 shares of its Common Stock and changed its name to Premier Axium ASP, Inc. In connection with this acquisition, affiliates of the Company returned 87,990.000 shares of Common Stock to the Treasury. The acquisition was recorded as a reverse merger.

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

ITEM  2.  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     We have not had revenues from operations for the previous two fiscal years. The plan of operation that we discussed in our Form 8-K filed on April 25, 2001, is incorporated by reference as if it were our plan of operation for the next 12 months from the date of this report. Supplemental to the information disclosed in said Form 8-K, the following pertains to our plan of operation.

     (A) CASH REQUIREMENTS. As previously disclosed we recently acquired Premier ASP, Inc. ( PASP ). We have also entered into agreements to make certain other acquisitions as reported herein. To satisfy our cash requirements for the next 12 months of operations, we may be required to obtain additional cash through equity offerings of our securities or by borrowing funds from outside lenders or our shareholders. We have not yet quantified our cash needs because certain terms of our proposed acquisitions have not been finalized. We do not anticipate a problem in obtaining the required cash to sustain our operations over the next 12 months.

     (B) PRODUCT RESEARCH AND DEVELOPMENT. As a result of the acquisition of PASP, and upon completion of the other anticipated acquisitions, we will offer to our customers a number of products and services relating to insurance and payroll. We do intend to develop additional synergistic products and services for our customers that will most likely relate to insurance, payroll, investments and banking.

     (C) PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. We do not anticipate any significant purchases or sales of plant or equipment during the next twelve months. There may be some reallocation of the use of our existing facilities and equipment.

     (D) SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES. As a result of the acquisition of PASP we currently have 12 employees. If the anticipated acquisitions are completed, we will add a significant number of new employees.


                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     On April 30, 2001, we filed a federal court complaint in the Central District of California, Case no. 013898 SVW (BQRx), for damages against HJS Financial Services Inc. The lawsuit alleges that defendant committed securities fraud by manipulating the public securities market for the shares of our company. It further alleges that defendant committed securities fraud by its use of naked short sales , or sales of the shares without possessing the shares to cover the sales, which actions are illegal under the federal securities laws.

     It is too early in the proceeding to assess the probable outcome of this action. The outcome of the legal proceeding will not affect our operations, but may have a significant impact on the orderly trading of our common stock.

ITEM  5.  OTHER  INFORMATION.  ITEM  5.  OTHER  INFORMATION.

   On or about April 17, 2001, we signed a definitive agreement to acquire Axium ASP Inc. ("ASP") and its affiliate and related companies. On May 9, 2001 a Share

Exchange  Agreement  was  signed  with  the  principal  shareholders  of Cascade
National Insurance Company ( Cascade ) whereby we will acquire 100% of the issued and outstanding stock of Cascade. The terms of the ASP acquisition are being re-negotiated due to the effect that the Cascade acquisition will have on our overall business strategy. If and when a revised definitive agreement is reached, the final terms will be reported. Cascade will be acquired for a combination of cash and for the issuance of certain shares of our common stock on such other terms as stated in the attached Exhibit 5. Closing of these transactions is contingent upon and subject to normal and customary due diligence by the parties to the agreements.



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

--------------------------------------------------------------------------------
Exhibit  2     Amended Articles of Incorporation
--------------------------------------------------------------------------------
Exhibit 5 Share Exchange Agreement by Premier Axium ASP, Inc. and the principal shareholders of Cascade National Insurance Company
--------------------------------------------------------------------------------
Exhibit  6     Form 8-K filed on April 25, 2001.
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K:  None  during  this  quarter.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  May  21,  2001

                             Premier Axium ASP, Inc.


                                       By

                               /s/Curtiz J. Gangi
                                 Curtiz J. Gangi
                                     CEO/CFO

                                        9


--------------------------------------------------------------------------------
                                    Exhibit  2
                       Amended  Articles  of  Incorporation
--------------------------------------------------------------------------------

                    AMENDMENT  TO  ARTICLES  OF  INCORPORATION  OF
                            LAST  COMPANY  CLOTHING,  INC.
                   (after payment of capital and issuance of stock)

WE THE UNDERSIGNED, Officers of LAST COMPANY CLOTHING, INC. (the Corporation) hereby certify:

     1. The Board of Directors of the Corporation at a meeting of duly convened and held on February 22, 2001 adopted a resolution to amend the Articles of Incorporation as Originally filed and/or amended.


     The  former  Article  read:

     ARTICLE  ONE.  The  name  of the corporation is Last Company Clothing, Inc.


     Article  One  is  superseded  and  replaced  as  follows:

     ARTICLE  ONE.  The  name  of  the  corporation  is  Premier Axium ASP, Inc.


THE FORMER ARTICLE IV READ: The corporation shall have authority to issue an aggregate of 100,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $10,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

ARTICLE IV IS SUPERSEDED AND REPLACED AS FOLLOWS: The corporation shall have authority to issue an aggregate of 1,000,000,000 (one billion) shares of common voting equity stock of par value one mil ($0.001) per share, and 1,000,000 Class A Preferred shares of common voting equity stock of par value ten dollars ($10.00) per share, and no other class or classes of stock, for a total capitalization of $11,000,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.


     The number of shares of the Corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 97,936,000 of which 88,000,000, voted in favor; and the foregoing changes and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.


/s/Kirt  W.  James     /s/Kirt  W.  James
   president              secretary

                                       11


--------------------------------------------------------------------------------
                                  Exhibit 5
     Share Exchange Agreement by Premier Axium ASP, Inc. and the principal
              Shareholders of Cascade National Insurance Company
--------------------------------------------------------------------------------

                            SHARE EXCHANGE AGREEMENT


                                       BY


                            PREMIER AXIUM ASP, INC.,


                                       AND

     THE P     RINCIPAL SHAREHOLDERS OF CASCADE NATIONAL INSURANCE COMPANY.


                            DATED AS OF: MAY 9, 2001


                                       13


                                TABLE OF CONTENTS

                                                                      Page
SECTION  1    PURCHASE  AND  SALE  OF  STOCK                                   1
1.1     Purchase  and  Sale  of  Stock                                         1
1.2     Consideration;  Share  Exchange                                        1
1.3     Closing                                                                2
SECTION  2    REPRESENTATIONS  AND  WARRANTIES OF THE PRINCIPAL CASCADE NATIONAL
INSURANCE COMPANY  STOCKHOLDERS AND CASCADE NATIONAL INSURANCE COMPANY         2
2.1     Organization  and  Good  Standing                                      2
2.2     Authority  and  Validity                                               2
2.3     Title  to  Cascade  National  Insurance  Company  Stock                3
2.4     Capitalization  of  CASCADE  NATIONAL  INSURANCE  COMPANY              3
2.5     Cascade  National  Insurance  Company  and  its  Companies             3
2.6     Noncontravention                                                       4
2.7     Actions  and  Proceedings                                              4
2.8     Compliance                                                             4
2.9     Filings,  Consents  and  Approvals                                     5
2.10     Financial  Representations                                            5
2.11     Accounts                                                              6
2.12     Absence  of  Undisclosed  Liabilities                                 6
2.13     Tax  Matters.                                                         6
2.14     Absence  of  Changes                                                  7
2.15     Personal  Property                                                    8
2.16     Insurance                                                             8
2.17     Employees  and  Consultants                                           8
2.18     Benefit  Plans                                                        9
2.19     Intellectual  Property                                                9
2.20     Real  Property                                                        9
2.21     Environmental  Matters                                                9
2.22      Insurance  Contracts                                                10
2.23     Material  Contracts  and  Transactions                               10
2.24     Certain  Transactions                                                11
2.25     Nondistributive  Intent                                              11
2.26     Access  to  Information                                              12
2.27     Residence  of  Cascade National Insurance Company  Stockholders      12
2.28     Minute  Books                                                        12
2.29     No  Brokers                                                          12
2.30     Completeness  of  Disclosure                                         12

SECTION  3    REPRESENTATIONS  AND  WARRANTIES  OF  Premier  Axium ASP        12
3.1     Organization  and  Good  Standing                                     12
3.2     Authority  and  Validity                                              12
3.3     Capitalization  of  Premier  Axium  ASP                               13
3.4     Noncontravention                                                      13
3.5     Actions  and  Proceedings                                             13
3.6     Filings,  Consents  and  Approvals                                    14
3.7     Holding  Company                                                      14
3.8     Financial  Statements                                                 14
3.9     No  Brokers                                                           14
3.10     Completeness  of  Disclosure                                         14

SECTION  4    CLOSING  CONDITIONS                                             15
4.1     Conditions  Precedent  to  Closing  by  Premier  Axium  ASP           15
4.2     Conditions  Precedent  to  Closing  by  the  Principal  Cascade National
        Insurance  Company  Stockholders                                      16

SECTION  5    ADDITIONAL  COVENANTS  OF  THE  PARTIES                         18
5.1     Access  and  Investigation                                            18
5.2     Confidentiality                                                       18
5.3     Public  Announcements                                                 19
5.4     Notification                                                          19
5.5     Exclusivity                                                           19
5.6     Conduct  of  CASCADE NATIONAL INSURANCE COMPANY PRIOR to Closing      19
5.7     Non-Competition                                                       20

SECTION  6     TERMINATION                                                    21
6.1     Termination                                                           21
6.2     Effect  of  Termination                                               21

SECTION  7    INDEMNIFICATION;  REMEDIES;  SURVIVAL                           22
7.1        Certain  Definitions                                               22
7.2 Agreement of the Principal Cascade National Insurance Company Stockholders and Cascade National Insurance Company to Indemnify
        Premier Axium ASP                                                     22
7.3     Agreement  of  Premier  Axium  ASP  to  Indemnify  the Principal Cascade
        National  Insurance  Company    Stockholders                          22
7.4     Procedures  for  Indemnification                                      23
7.5     Defense  of  Third  Party  Claims                                     23
7.6     Settlement  of  Third  Party  Claims                                  24
7.7          Limitations  of  Liability                                       24
7.8        Survival  of  Representations  and  Warranties                     24

SECTION  8    MISCELLANEOUS  PROVISIONS                                       25
8.1     Appointment  of  Principal  Cascade  National  Insurance  Company
        Stockholders  Representative                                          25
8.2     Effectiveness  of  Representations                                    25
8.3     Further  Assurances                                                   25
8.4     Amendment                                                             25
8.5     Expenses                                                              25
8.6     Entire  Agreement                                                     26
8.7     Severability                                                          26
8.8     Notices                                                               26
8.9     Headings                                                              27
8.10     Benefits                                                             27
8.11     Assignment                                                           27
8.12     Governing  Law                                                       27
8.13     Arbitration                                                          27
8.14     Construction                                                         28
8.15     Counterparts                                                         28
8.16     Fax  Execution                                                       28

                            SHARE EXCHANGE AGREEMENT


     THIS SHARE EXCHANGE AGREEMENT (this "Agreement") is entered into on May 9, 2001, by PREMIER AXIUM ASP, INC., a Nevada corporation ("PAXM "), CASCADE NATIONAL INSURANCE COMPANY, a Washington corporation, Legend Holdings, Inc., a Washington corporation, Kenneth I. Tobey, Inc., a Washington corporation, Mutual Insurance Services, a Washington corporation and MBR Corporation, d/b/a Allied Pacific Adjusting Group, a Washington corporation (all collectively known as "CNIC "), and Harold L. Anderson (collectively, the "Principal Cascade National Insurance Company Stockholders").


                                   BACKGROUND:

     The Principal CNIC Stockholders own shares of capital stock of CNIC and are the principal members of management of CNIC.

     All of the issued and outstanding shares of CNIC common stock (the "CNIC Stock") are held legally and of record by the CNIC shareholders listed on Disclosure Schedule 2.4 attached to this Agreement (the "CNIC Shareholders").

     PAXM seeks to purchase 100% of the issued and outstanding shares of CNIC and the Principal CNIC Stockholders have agreed to sell to PAXM their shares of CNIC Stock and to cause the other CNIC Stockholders to sell their shares of CNIC Stock to PAXM in exchange for shares of PAXM 's common stock, pursuant to the terms and conditions set forth in this Agreement.

     CNIC joins in the execution of this Agreement in consideration of the anticipated benefit to be provided by their affiliation with PAXM.

     In consideration of the mutual representations, warranties, covenants and agree-ments contained in this Agreement, the parties agree as follows:


                               STATEMENT OF TERMS:

                                    SECTION 1
                           PURCHASE AND SALE OF STOCK

1.1 PURCHASE AND SALE OF STOCK. PAXM agrees to purchase 100% of the issued and outstanding stock of CNIC on the terms and conditions of this Agreement.

1.2 CONSIDERATION; SHARE EXCHANGE. PAXM agrees to pay at closing, $500,000.00 (Five Hundred Thousand Dollars) along with, 8.5 million dollars worth of PAXM common shares. The exact amount of shares will be determined by the closing bid price on the NASD bulletin board on the day prior to closing.

These shares will be in exchange for 100% of the CNIC common shares and includes 100% of the companies owned by Harold L. Anderson. Further, collectively know as
     CNIC. PAXM agrees to indemnify along with the assumption, 100% of the companies debt (approx. $10,665,000.00) personally guaranteed by Harold L.
Anderson. PAXM intends to issue a Bond/ and or a subordinated debenture in the amount of the debt and sell said security through a Bond Broker within 12 months after closing. In any event PAXM will indemnify and hold harmless Harold L. Anderson of CNIC's debt.


     1.3 CLOSING. The parties to this Agreement will hold a closing (the "Closing") for the purpose of executing all of the documents contemplated by this Agreement (collectively, the "Transaction Documents") and otherwise effecting the transactions contemplated by this Agreement, at 10:00 a.m. on May 30, 2001 or such other date and time mutually agreed upon by the parties. The Closing will be held at the offices of ___________________________________________, located at _____________________,
_______________________________,  or  at  such  other  place  as  PAXM  and  the
Principal CNIC Stockholders may reasonably agree. The date on which the Closing actually occurs is referred to as the "Closing Date."


                                    SECTION 2
                         REPRESENTATIONS AND WARRANTIES
             OF THE PRINCIPAL AXIUM PAXM STOCKHOLDERS AND AXIUM PAXM

     The Principal CNIC Stockholders and CNIC individually, jointly and severally represent and warrant to PAXM, and acknowledge and agree that PAXM is relying upon such representations and warranties in connection with the execution, delivery and performance of this Agreement, notwithstanding any investigation made by or on behalf of PAXM:

     2.1 ORGANIZATION AND GOOD STANDING. CNIC and each of its Companies is an entity duly organized, validly existing and in good standing under the laws of the jurisdiction in which it is incorporated, and has all requisite corporate power and authority to own, lease and to carry on its business as now being conducted. As used in this Agreement, the term "Companies" means, with respect to any person or other entity, any corporation or other organization, whether incorporated or unincorporated, of which at least a majority of the securities or interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or others performing similar functions with respect to such corporation or other organization is at that time directly or indirectly owned or controlled by such person, corporation or other entity, or by any one or more of its Companies, or by such person, corporation or other entity, and one or more of its Companies.

     2.2 AUTHORITY AND VALIDITY. CNIC has all requisite corporate power and authority to enter into this Agreement and the Transaction Documents to which it is a party and to perform its obligations there under and to consummate the transactions contemplated thereby. The execution and delivery of this Agreement and each of the Transaction Documents to which it is a party by CNIC and the consummation by CNIC of the transactions contemplated thereby, have been duly authorized by the board of directors of CNIC and the CNIC Stockholders, to the extent required by applicable law, and no other corporate proceedings on the part of CNIC are necessary to authorize such documents or to consummate the transactions contemplated thereby. This Agreement has been, and all the other Transaction Documents to which it is a party when executed and delivered by the Principal CNIC Stockholders and CNIC as contemplated by this Agreement will be, duly executed and delivered by the Principal CNIC Stockholders and CNIC and this Agreement is, and the other Transaction Documents when executed and delivered by the Principal CNIC Stockholders and CNIC as contemplated hereby will be, the valid and binding obligation of the Principal CNIC Stockholders and CNIC enforceable in accordance with their respective terms, except (1) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other laws of general application affecting enforcement of creditors' rights generally, and
(2)  as  limited  by  general  legal  principles  of  equity.

     2.3 TITLE TO CNIC STOCK. The CNIC Stockholders have full right, power and authority to sell, transfer and deliver the CNIC Stock, and upon delivery of the certificates therefore as contemplated in this Agreement, the CNIC Stockholders will transfer to PAXM valid and marketable title to the CNIC Stock, including all voting and other rights to such CNIC Stock, free and clear of all pledges, liens, security interests, adverse claims, options, rights of any third party, or other encumbrances.

     2.4 CAPITALIZATION OF CNIC. The entire authorized capital stock and other equity securities of CNIC consists of shares of common stock, par value, of which shares are issued and outstanding to the CNIC Stockholders as listed on Disclosure Schedule 2.4. There are no agreements purporting to restrict the transfer of the CNIC Stock, nor any voting agreements, voting trusts or other arrangements restricting or affecting the voting of the CNIC Stock. The CNIC Stock held by the CNIC Stockholders is duly and validly issued, fully paid and non-assessable, and issued in full compliance with all federal, state, and local laws, rules and regulations. There are no subscription rights, options, warrants, convertible securities, or other rights (contingent or otherwise) presently outstanding, for the purchase, acquisition, or sale of the capital stock of CNIC, or any securities convertible into or exchangeable for capital stock of CNIC or other securities of CNIC, from or by CNIC. There are no stock appreciation rights, phantom stock, or similar rights in existence with respect to CNIC.

          2.5     CNIC  COMPANIES.  CNIC  's  Companies are listed on Disclosure
Schedule 2.5. All of the shares of capital stock of the Companies are owned directly by CNIC free and clear of all claims, liens, charges, security interest, encumbrances and other restrictions or limitations of any kind, and such shares are duly authorized, validly issued, were not issued in violation of any pre-emptive rights, are fully paid and nonassessable, and were issued in full compliance with all federal, state, provincial and local laws, rules and regulations. There are no outstanding options, warrants, subscriptions, conversion rights or other rights, agreements or commitments obligating any of CNIC Companies to issue any additional shares of the capital stock of any CNIC Companies or any other securities convertible into, exchangeable for, or evidencing the right to subscribe for or acquire from any of it's CNIC Companies any shares of capital stock. CNIC and its Companies do not own, directly or indirectly, any capital stock or other equity securities of any corporation other than CNIC 's ownership of its Companies, or have any direct or indirect equity or ownership interest in any other business. Neither CNIC nor any of its Companies has any obligation or has made any commitment to invest any funds or contribute any assets or services in or to any business or entity other than the Companies set forth on Disclosure Schedule 2.5.

     2.6 NONCONTRAVENTION. Neither the execution, delivery and perfor-mance of the Transaction Documents, nor the consummation of the transactions contemplated thereby nor compliance with the provisions thereof, will:

          (1) conflict with, result in a violation of, cause a default under (with or without notice, lapse of time or both) or give rise to a right of termination, amendment, cancellation or acceleration of any obligation contained in or the loss of any material benefit under, or result in the creation of any lien, security interest, charge or encumbrance upon any of the material properties or assets of CNIC or its Companies under any term, condition or provision of any loan or credit agreement, note, bond, mortgage, indenture, lease, contract for the provision of goods or services, or other agreement, instrument, permit, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to CNIC or its Companies, or their respective properties or assets;

          (2) violate any provision of the articles or certificate of incorporation or by-laws of CNIC or its Companies; or

          (3) violate any order, writ, injunction, decree, statute, rule, or regula-tion of any court or governmental or regulatory authority applicable to CNIC or its Companies or any of their properties or assets.

     2.7 ACTIONS AND PROCEEDINGS. There is no claim, charge, arbitration, grievance, action, suit, investigation or proceeding by or before any court, arbiter, administrative agency or other governmental authority now pending or, to the knowledge of any Principal CNIC Stockholder or CNIC, threatened against any CNIC Stockholder, CNIC or any of its Companies, or which involves any of the business, or the properties or assets of CNIC or its Companies that, if adversely resolved or determined, would have a material adverse effect on the business, operations, assets, properties, prospects, or conditions of CNIC or its Companies taken as a whole ("Material Adverse Effect"). There is no reasonable basis for any claim or action that, based upon the likelihood of its being asserted and its success if asserted, would have such a Material Adverse Effect. Disclosure Schedule 2.7 lists all pending legal claims or proceedings, whether or not such claim or proceeding would result in a Material Adverse Effect if decided against CNIC or its Companies.



     2.8     COMPLIANCE.

     (a) CNIC and its Companies are in compliance with, are not in default or in violation in any material respect under, and have not been charged with or received any notice at any time of any violation by it of, any statute, law, ordinance, regulation, rule, decree or other applicable regulation to the business or operations of CNIC or its Companies.

     (b) neither CNIC nor any of its Companies is subject to any judgment, order or decree entered in any lawsuit or proceeding applicable to their respective business and operations that would have a Material Adverse Effect.

(c) CNIC and its Companies have duly filed all reports and returns required to be filed by it with governmental authorities and have obtained all governmental permits and licenses and other governmental consents, except as may be required after the execution of this Agreement. All of such permits, licenses and consents are in full force and effect, and no proceedings for the suspension or cancellation of any of them, and no investigation relating to any of them, is pending or, to the best knowledge of CNIC and the Principal CNIC Stockholders, threatened, and none of them will be adversely affected by the consummation of the transactions contemplated hereby.

(d) CNIC and its Companies have operated in material compliance with all laws, rules, statutes, ordinances, orders and regulations applicable to its business, including, without limitation, those applicable to CNIC and its Companies under the Occupational Safety and Health Act of 1970, as amended, or any equivalent state law. Neither CNIC nor any of its Companies has received any notice of any violation thereof, nor is CNIC or any Principal CNIC
Stockholder  aware  of  any  valid  basis  therefore.

     2.9 FILINGS, CONSENTS AND APPROVALS. Except for the approval of the CNIC Board of Directors and as listed on Disclosure Schedule 2.9, no filing or registration with, no notice to and no permit, authorization, consent, or approval of any public or governmental body or authority or other person or entity is necessary for the consummation by the Principal CNIC Stockholders or CNIC of the transactions contemplated by this Agreement or to enable CNIC and its Companies to continue to conduct its business after the Closing Date in a manner which is con-sis-tent with that in which it is presently conducted.

     2.10 FINANCIAL REPRESENTATIONS. PAXM will cause its auditors to prepare an audited consolidated balance sheet for CNIC as of December 31, 2000, with an un-audited GAAP period through March 31, 2001, together with related statements of income, cash flows, and changes in shareholder's equity, and notes thereto for the four month period then ended (collectively, the "Financial Statements"). The Financial Statements (a) will be in accordance with the books and records of CNIC and (b) will present fairly the financial condition of CNIC as of the respective dates indicated and the results of operations for such periods. CNIC has not received any advice or notification from its independent certified public accountants that CNIC has used any improper accounting practice that would have the effect of not reflecting or incorrectly reflecting in the Financial Statements or the books and records of CNIC, any properties, assets, liabilities, revenues, or expenses. The books, records, and accounts of CNIC accurately and fairly reflect, in reasonable detail, the transactions, assets, and liabilities of CNIC. CNIC has not engaged in any transaction, maintained any bank account, or used any funds of CNIC, except for transactions, bank accounts, and funds that have been and are reflected in the normally maintained books and records of CNIC.

     2.11 ACCOUNTS. Disclosure Schedule 2.11 sets forth and describes (a) all bank accounts owned or maintained by CNIC or any of its Companies and all authorized signatories with respect thereto, and (b) all safety deposit boxes maintained by CNIC or any of its Companies and all persons who have access with respect thereto.

     2.12     ABSENCE  OF  UNDISCLOSED  LIABILITIES.  Except  as  set  forth  in
Disclosure Schedule 2.12, CNIC and its Companies have no liabilities or obligations either direct or indirect, matured or un-matured, absolute, contingent or otherwise, which:

(a) are not set forth in the Financial Statements or have not heretofore been paid or discharged;

(b) did not arise in the regular and ordinary course of business under any agreement, contract, commitment, lease or plan specifically disclosed (or are not required to be disclosed in accordance with GAAP); or

(c) have not been incurred in amounts and pursuant to practices consistent with past business practice, in or as a result of the regular and ordinary course of its business since the date of the last Financial Statements.


     For purposes of this Agreement, the term "liabilities" includes, any direct or indirect indebtedness, guaranty, endorsement, claim, loss, damage, deficiency, cost, expense, obligation or responsibility, fixed or unfixed, known or unknown, asserted or unasserted, choate or inchoate, liquidated or un-liquidated, secured or unsecured.

2.13 TAX MATTERS. "Tax" or "Taxes" means any and all taxes, charges, fees, levies, duties or other assessments whether federal, local or foreign, based upon or measured by income, capital, net worth or gain and any other tax including, recapture, gross receipts, profits, sales, use, occupation, use and occupancy, value added, transfer, franchise, shares, withholding, payroll, employment, excise, or property taxes with respect to CNIC and any of its Companies, together with any interest, fines, penalties and additions to tax imposed with respect thereto.

(a) as of the date hereof, (i) CNIC and its Companies have timely filed all Tax returns which are required to be filed on or prior to the date hereof, taking into account any extensions of the filing deadlines which have been validly granted to them; and (ii) all such returns are true and correct in all material respects.

(b) CNIC and its Companies have paid all Taxes that have become or are due with respect to any period ended on or prior to the date hereof, and has established an adequate reserve therefore on its balance sheet for those Taxes not yet due and payable, except for any Taxes, the non-payment of which will not have  a  Material  Adverse  Effect.

(c) neither CNIC nor any of its Companies are presently under, nor have they received notice of, any contemplated investigation or audit by the Internal
Revenue Service or any foreign agency concerning any fiscal year or period ended prior to the date hereof.
                                       22


(d) all Taxes required to be withheld on or prior to the date hereof from employees for income Taxes, social security Taxes, unemployment Taxes and other similar withholding Taxes have been properly withheld and, if required on or prior to the date hereof, have been deposited with the appropriate governmental agency.

(e) neither CNIC nor any of its Companies are a party to any tax-sharing agreements or similar contracts or arrangements.

     2.14 ABSENCE OF CHANGES. Except as set forth in Disclosure Schedule 2.14, since its inception, neither CNIC nor its Companies have:

(a) incurred any liabilities, other than liabilities incurred in the ordinary course of business consistent with past practice, or discharged or satisfied any lien or encumbrance, or paid any liabilities, other than in the ordinary course of business consistent with past practice, or failed to pay or discharge when due any liabilities of which the failure to pay or discharge has caused or will cause any material damage or risk of material loss to it or any of its assets or properties;

(b) sold, encumbered, assigned or transferred any fixed assets or properties which would have been included in the assets of CNIC or its Companies if the closing had been held on April 30, 2001 or on any date since then, except for ordinary course of business transactions consistent with past practice;

(c) created, incurred, assumed or guaranteed any indebtedness for money borrowed, or mortgaged, pledged or subjected any of the assets or properties of CNIC or its Companies to any mortgage, lien, pledge, security interest, conditional sales contract or other encumbrance of any nature whatsoever;

(d) made or suffered any amendment or termination of any material agreement, contract, commitment, lease or plan to which it is a party or by which it is bound, or cancelled, modified or waived any substantial debts or claims held by it or waived any rights of substantial value, whether or not in the ordinary course of business;

(e) declared, set aside or paid any dividend or made or agreed to make any other distribution or payment in respect of its capital shares or redeemed, purchased or otherwise acquired or agreed to redeem, purchase or acquire any of its capital shares or equity securities;

(f) suffered any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting its business, operations, assets, properties or prospects;

(g) suffered any material adverse change in its business, operations, assets, properties, prospects or condition (financial or otherwise);

(h) received notice or had knowledge of any actual or threatened labor trouble, termination, resignation, strike or other occurrence, event or condition of any similar character which has had or might have an adverse effect on  its  business,  operations,  assets,  properties  or  prospects;

(i) made commitments or agreements for capital expenditures or capital additions or betterments exceeding in the aggregate $5,000, except such as may be involved in ordinary repair, maintenance or replacement of its assets;

(j) other than in the ordinary course of business, increased the salaries or other compensation of, or made any advance (excluding advances for ordinary and necessary business expenses) or loan to, any of its employees or consultants or made any increase in, or any addition to, other benefits to which any of its employees or consultants may be entitled;

(k) changed any of the accounting principles followed or the methods of applying such principles;

(l) entered into any transaction other than in the ordinary course of business consistent with past practice;

     (m)     agreed,  whether  in writing or orally, to do any of the foregoing.

2.15 PERSONAL PROPERTY. Disclosure Schedule 2.15 contains a list of all material equipment, furni-ture, fixtures and other tangible personal property and assets owned or leased by CNIC or its Companies with a current value as reflected in the Financial Statements in excess of $500.00. CNIC and its Companies possess all property and items necessary for the continued operation of the business of CNIC or its Companies as presently conducted. All of such items are in good operating condition (normal wear and tear excepted), and are reasonably fit for the purposes for which such item is presently used.

     2.16 INSURANCE. Except as disclosed on Disclosure Schedule 2.16, the assets, properties and operations of CNIC and its Companies are insured under various policies of general liability and other forms of insurance consistent with prudent business practices. All such policies are in full force and effect in accordance with their terms, no notice of cancellation has been received, and there is no existing default by CNIC or its Companies or event which, with the giving of notice, the lapse of time or both, would constitute a default there under. All premiums to date have been paid in full. Disclosure Schedule 2.16 contains a true and complete description of all outstanding bonds and other surety arrangements issued or entered into in connection with the business, assets and liabilities of CNIC and its Companies.

     2.17 EMPLOYEES AND CONSULTANTS. Disclosure Schedule 2.17 lists the name, address, and date of hire, title or position, compensation and benefits of each employee or consultant of CNIC or any of its Companies. All employees and consultants have been paid all salaries, wages, income and any other sum due and owing to them by CNIC as at the end of the most recent completed pay period. CNIC is not aware of any labor conflict with any of CNIC employees that might reasonably be expected to have a Material Adverse Effect. Neither CNIC nor any of its Companies has entered into any written contracts of employment or consulting agreements other than as listed on Disclosure Schedule 2.17. All amounts required to be withheld by CNIC or any Subsidiary from employees' salaries or wages and paid to any governmental or taxing authority have been so withheld and paid. No employee of CNIC or any of its Companies is in violation of any term of any employment contract, non-disclosure agreement, non-competition agreement or any other contract or agreement relating to the relationship of such employee with CNIC or the Subsidiary or any other nature of the business conducted or to be conducted by CNIC.

     2.18 BENEFIT PLANS. CNIC has no Employee Benefit Plans within the meaning of the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated there under.

     2.19 INTELLECTUAL PROPERTY. Listed on Disclosure Schedule 2.19 are all intellectual property assets used by CNIC and its Companies in the operation of its business, including trade names, domain names, websites, patents (including business process patents), service marks, copyrights and any applications, for any of the foregoing (the "Intellectual Property Assets"). The Intellectual Property Assets include all those necessary for the operation of the business of CNIC and its Companies as they are currently conducted. Unless stated otherwise on Disclosure Schedule 2.19, CNIC or its Companies are the owner of all right, title, and interest in and to each of the Intellectual Property Assets, free and clear of all liens, security interests, charges, encumbrances, equities, and other adverse claims, and has the right to use without payment to a third party all of the Intellectual Property Assets. Neither CNIC nor any of its Companies infringes upon or unlawfully or wrongfully use any trademarks, patents (including business process patents), copyrights or trade secrets owned or claimed by another. Disclosure Schedule 2.19 lists all confidentiality or non-disclosure agreements to which CNIC, its Companies or any of their employees is a party. No employee, director, officer or stockholder of CNIC or its Companies owns, directly or indirectly, in whole or in part, any Intellectual Property Asset used by CNIC or its Companies.

     2.20 REAL PROPERTY. Neither CNIC nor its Companies own any real property. Disclosure Schedule 2.20 contains a true and correct list of each parcel of real property leased by CNIC and its Companies, detailing the expiration date of each lease, and the monthly rent payable there under. All of the leases detailed in Disclosure Schedule 2.20 are in full force and effect, and no event has occurred which with the passing of time, the giving of notice, or both, would constitute a default under any of the leases. A true, correct and complete copy (and if oral, a description of material terms) of each lease discussed above has been provided to PAXM. Neither CNIC nor its Companies has received written notice of any pending or threatened eviction proceedings, condemnations, planned public improvements, annexation, special assessments, zoning or subdivision changes, or other adverse claims affecting the leased real property. There are no material past due ad valorem or other real estate taxes, assessments, or other charges affecting the leased real property.

     2.21 ENVIRONMENTAL MATTERS. CNIC knows of no violation or violations by CNIC or any of its Companies, or its respective employees or agents of any environmental or safety statute, law or regulation that in the aggregate would have a Material Adverse Effect and, no material expenditures are or will be required in order to comply with any such existing statute, law or regulation. No action, proceeding, permit revocation, writ, injunction or claim is pending or, to the best knowledge of CNIC, threatened concerning CNIC 's facilities and CNIC is not aware of any fact or circumstance that could involve CNIC in any environmental litigation or impose any material environmental liability upon CNIC. No Hazardous Material (as defined below) is present on any CNIC facility and, to the best knowledge of CNIC, no reasonable likelihood exists that any Hazardous Material present on other property will come to be present on a CNIC facility. There are no underground storage tanks, asbestos or PCBs present on any CNIC facility. For the purposes of this Section 2.21 the term "Hazardous Material" means any material or substance that is prohibited or regulated by any environmental law or that has been designated by any governmental authority to be radioactive, toxic, hazardous or otherwise a danger to health, reproduction or the environment.

     2.22 INSURANCE CONTRACTS CNIC or its Companies are servicing the insurance policies and contracts listed on Disclosure Schedule 2.22 (the "Insurance Contracts"). The right to receive commissions on the Insurance Contracts has been duly and properly assigned from the agents who placed such contracts to CNIC or its Companies. The servicing of the Insurance Contracts and the assignment of commissions relating thereto was accomplished in compliance with all applicable laws, regulations, rules and procedures and notices to and/or approvals from any government entity, insurance company and other third parties were given and/or obtained.

     2.23 MATERIAL CONTRACTS AND TRANSACTIONS. Disclosure Schedule 2.23 contains a list of all material contracts, agreements, licenses, permits, arrangements, commitments, instruments, understandings or contracts, whether written or oral, express or implied, contingent, fixed or otherwise, to which CNIC or its Companies is a party (collectively, the "Contracts").

          (a) except as listed on Disclosure Schedule 2.23, neither CNIC nor its Companies is a party to any written or oral:

          (1) contract for the purchase, sale or lease of any capital assets, or continuing contracts for the purchase or lease of any materials, supplies, equipment, real property or services;

          (2) agreement regarding sales agency, distributorship, or the payment of commissions;

          (3) agreement for the employment or consultancy of any person or entity;

          (4) note, debenture, bond, trust agreement, letter of credit agreement, loan agreement, or other contract or commitment for the borrowing or lending of money, or agreement or arrangement for a line of credit or guarantee, pledge, or undertaking of the indebtedness of any other person;

          (5) agreement, contract, or commitment for any charitable or political contribution;

          (6) agreement, contract, or commitment limiting or restraining CNIC or its Companies, their business or any successor thereto from engaging or competing in any manner or in any business or from hiring any employees, nor is any employee of CNIC or its Companies subject to any such agreement, contract, or commitment;

          (7) material agreement, contract, or commitment not made in the ordinary course of business;

          (8) agreement establishing or providing for any joint venture, partnership, or similar arrangement with any other person or entity;

          (9) agreement, contract or understanding containing a "change in control,""potential change in control" or similar provision; or

(10)     power  of  attorney  or  similar  authority  to  act.

          (b) Each Contract is in full force and effect, and there exists no material breach or violation of or default by CNIC or its Companies under any Contract nor by any other party to a Contract, or any event that with notice or the lapse of time, or both, will create a material breach or violation thereof or default under any Contract by CNIC, its Companies, nor by any other party to a Contract. The continuation, validity, and effectiveness of each Contract will in no way be affected by the consummation of the transactions contemplated by this Agreement. Except as listed on Disclosure Schedule 2.23, there exists no actual or threatened termination, cancellation, or limitation of, or any amendment, modification, or change to any Contract. A true, correct and complete copy (and if oral, a description of material terms) of each Contract, as amended to date, has been furnished PAXM.

2.24 CERTAIN TRANSACTIONS. CNIC is not indebted, directly or indirectly, to any of its officers, directors or shareholders or to their respective spouses or children, in any amount whatsoever. None of said officers, directors or, to the best of CNIC 's knowledge, shareholders, or any members of their immediate families, are indebted to CNIC or any of its Companies or have any direct or indirect ownership interest in any firm or corporation with which CNIC has a business relationship, or any firm or corporation that competes with CNIC, except that officers, directors and/or shareholders of CNIC may own less than 1% of the stock of publicly traded companies which may compete with CNIC. CNIC is not a guarantor or Indemnitor of any indebtedness of any other person, firm or corporation, except as disclosed in its current financial report.

     2.25 NON-DISTRIBUTIVE INTENT. Each of the CNIC Stockholders is acquiring the PAXM Stock for its own account (and not for the account of others) for investment and not with a view to the distribution therefore. The CNIC Stockholders will not sell or otherwise dispose of such PAXM Stock without registration under the Securities Act of 1933, as amended, or an exemption wherefrom, and the certificate or certificates representing such shares may contain a legend to the foregoing effect.

     2.26 ACCESS TO INFORMATION. The CNIC Stockholders and CNIC have had access to all documents and information about PAXM and have reviewed sufficient information to allow them to evaluate the merits and risks of the acquisition of the PAXM Stock, including all periodic reports filed by PAXM with the United States Securities and Exchange Commission.

     2.27 RESIDENCE OF CNIC STOCKHOLDERS. Disclosure Schedule 2.4 lists the jurisdictions in which each of the CNIC Stockholders is a resident or is incorporated and maintains its principle place of business.

     2.28 MINUTE BOOKS. The minute books of CNIC and its Companies provided to PAXM contain a complete summary of all meetings of directors and shareholders since the time of incorporation of such entity and reflect all transactions referred to in such minutes accurately in all material respects.

     2.29 NO BROKERS. Neither the CNIC Stockholders nor CNIC has incurred any obligation or liability to any party for any brokerage fees, agent's commissions, or finder's fees in connection with the transactions contemplated by this Agreement for which PAXM would be responsible.

2.30 COMPLETENESS OF DISCLOSURE. No representation or warranty by the Principal CNIC Stockholders or CNIC in this Agreement nor any certificate, schedule, statement, document or instrument furnished or to be furnished to PAXM pursuant hereto contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact required to be stated herein or therein or necessary to make any statement herein or therein not materially misleading.


                                    SECTION 3
                     REPRESENTATIONS AND WARRANTIES OF PAXM

     PAXM hereby represents and warrants to the Principal CNIC Stockholders, and acknowledges that the Principal CNIC Stockholders are relying upon such representations and warranties, as follows:

     3.1 ORGANIZATION AND GOOD STANDING. PAXM is a corporation duly organized, validly existing and in good standing under the laws of Nevada and has all requisite corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted.

     3.2 AUTHORITY AND VALIDITY. PAXM has all requisite corporate power and authority to enter into this Agreement and the Transaction Documents to which it is a party and to perform its obligations hereunder and to consummate the transactions contemplated thereby. The execution and delivery of this Agreement and each of the Transaction Documents to which it is a party by PAXM and the consummation by PAXM of the transactions contemplated thereby, have been duly authorized by the board of directors of PAXM and, except for the approval of the

Stockholders of PAXM to the extent required by applicable law, no other corporate proceedings on the part of PAXM are necessary to authorize such documents or to consummate the transactions contemplated thereby. This Agreement has been, and all the other Transaction Documents to which it is a party when executed and delivered by PAXM as contemplated by this Agreement will be, duly executed and delivered by PAXM and this Agreement is, and the other Transaction Documents when executed and delivered by PAXM as contemplated hereby will be, the valid and binding obligation of PAXM enforceable in accordance with their respective terms, except (1) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other laws of general application affecting enforcement of creditors' rights generally, and (2) as limited by laws relating to the availability of specific performance, injunctive relief, or other equitable remedies.

     3.3 CAPITALIZATION OF PAXM. The entire authorized capital stock and other equity securities of PAXM consists of 1,000,000,000 shares of common stock, par value $0.001 per share, of which approx. 49,996,000 shares of common stock are issued and outstanding. PAXM is not aware of any agreements purporting to restrict the transfer of the PAXM Stock, nor any voting agreements, voting trusts or other arrangements restricting or affecting the voting of the PAXM Stock. Except as listed on Disclosure Schedule 3.3, there are subscription rights, options, warrants, convertible securities, or other rights (contingent or otherwise) presently outstanding, for the purchase, acquisition, or sale of the capital stock of, or any securities convertible into or exchangeable for capital stock of PAXM or other securities of PAXM, from or by PAXM. There are no stock appreciation rights, phantom stock, or similar rights in existence with respect to PAXM.

     3.4 NON-CONTRAVENTION. Neither the execution, delivery and performance of the Transaction Documents, nor the consummation of the transactions contemplated thereby nor compliance with the provisions thereof, will:

          (1) Conflict with, result in a violation of, cause a default under (with or without notice, lapse of time or both) or give rise to a right of termination, amendment, cancellation or acceleration of any obligation contained in or the loss of any material benefit under, or result in the creation of any lien, security interest, charge or encumbrance upon any of the material properties or assets of PAXM under any term, condition or provision of any loan or credit agreement, note, bond, mortgage, indenture, lease or other agreement, instrument, permit, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to PAXM or its properties or assets;

          (2) violate any provision of the articles or certificate of incorporation or by-laws of PAXM; or

          (3) violate any order, writ, injunction, decree, statute, rule, or regulation of any court or governmental or regulatory authority applicable to PAXM or any of their properties or assets.

     3.5 ACTIONS AND PROCEEDINGS. There is no claim, charge, arbitration, grievance, action, suit, investigation or proceeding by or before any court, arbiter, administrative agency or other governmental authority now pending or, to PAXM 's knowledge, threatened against PAXM, or which involves any of the business, or the properties or assets of PAXM that, if adversely resolved or determined, would have a material adverse effect on the business, operations, assets, properties, prospects, or conditions of PAXM. There is no reasonable basis for any claim or action that, based upon the likelihood of its being asserted and its success if asserted, would have a Material Adverse Effect.

     3.6 FILINGS, CONSENTS AND APPROVALS. Except for approval of PAXM 's Board of Directors and the filing of a Form 8-K with the Securities and Exchange Commission following the Closing Date, no filing or registration with, no notice to and no permit, authorization, consent, or approval of any public or governmental body or authority or other person or entity is necessary for the consummation by PAXM of the transactions contemplated by this Agreement.

     3.7 HOLDING COMPANY. PAXM is a holding company and does own significant or material assets as listed on Disclosure Schedule 3.7, of this Agreement and in addition PAXM has additional Transaction Documents, which PAXM is a party to material contracts and has material liabilities as listed on Disclosure Schedule 3.7.

     3.8 FINANCIAL STATEMENTS. The financial statement contained in the periodic reports filed by PAXM with the United States Securities and Exchange Commission (collectively, the "PAXM Financial Statements") (a) are in accordance with the books and records of PAXM and (b) present fairly the financial condition of PAXM as of the respective dates indicated and the results of operations for such periods. PAXM has not received any advice or notification from its independent accountants that PAXM has used any improper accounting practice that would have the effect of not reflecting or incorrectly reflecting in the PAXM Financial Statements or the books and records of PAXM, any properties, assets, liabilities, revenues, or expenses. The books, records, and accounts of PAXM accurately and fairly reflect, in reasonable detail, the transactions, assets, and liabilities of PAXM. PAXM has not engaged in any transaction, maintained any bank account, or used any funds of PAXM, except for transactions, bank accounts, and funds that have been and are reflected in the normally maintained books and records of PAXM.

     3.9 NO BROKERS. PAXM has not incurred any obligation or liability to any party for any brokerage fees, agent's commissions, or finder's fees in connection with the transactions contemplated by this Agreement for which CNIC or the CNIC Stockholders would be responsible.

3.10 COMPLETENESS OF DISCLOSURE. No representation or warranty by PAXM in this Agreement nor any certificate, schedule, statement, document or instrument furnished or to be furnished to the Principal CNIC Stockholders pursuant hereto contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact required to be stated herein or therein or necessary to make any statement herein or therein not materially misleading.

                          SECTION 4 CLOSING CONDITIONS

     4.1 CONDITIONS PRECEDENT TO CLOSING BY PAXM. PAXM's obligation to consummate the transactions contemplated by this Agreement is subject to the satisfaction of the conditions set forth below and/or the delivery of all of the documents, items, certificates and instruments described below, all of which documents, items, certificates and instruments must be in form and substance satisfactory to PAXM, unless any such condition is waived by PAXM at the Closing. The Closing of the transactions contemplated by this Agreement will be deemed to mean a waiver of all conditions to Closing.

          (a) Representations and Warranties. The representations and warranties of the Principal CNIC Stockholders and CNIC in this Agreement, subject to any supplement to the Disclosure Schedules made pursuant to Section
5.5 of this Agreement, will be true, correct and complete in all respects as of the date hereof and as of the Closing Date, as though made on and as of such dates and the Principal CNIC Stockholders and CNIC will each have delivered to PAXM a certificate dated as of the Closing Date, to the effect that the representations and warranties made by the Principal CNIC Stockholders and CNIC in this Agreement are true and correct, or if they are not true and correct, including a description of the extent to which they are no longer true and correct.

          (b) Supplement to Disclosure Schedules. Any additional disclosures made in the supplemental Disclosure Schedules of the Principal CNIC Stockholders and CNIC made pursuant to Section 5.5 of this Agreement will be acceptable to PAXM in its sole discretion.

          (c) Performance. All of the covenants and obligations that the Principal CNIC Stockholders and CNIC are required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been performed and complied with in all material respects. The Principal CNIC Stockholders and CNIC must have delivered each of the documents required to be delivered by it pursuant to this Agreement and any other documents reasonably requested by the PAXM and all such documents are satisfactory to PAXM.

          (d) Secretary's Certificate - CNIC. PAXM will have received: (i) a certificate of the Secretary or Assistant Secretary of CNIC attaching (a) a copy of CNIC 's articles of incorporation, as amended through the Closing Date certified by the Secretary of State of the State of Washington, (b) a true and correct copy of CNIC 's bylaws, and any amendments thereto and (c) true and correct copies of resolutions of CNIC 's board of directors and CNIC Stockholders authorizing this Agreement and the transactions contemplated herein; and (ii) a certificate of the Secretary or Assistant Secretary of CNIC as to the incumbency and signatures of the officers of CNIC executing this Agreement and the Transaction Documents executed by CNIC on the Closing Date as contemplated by this Agreement.

          (e) Transfer of Certificates. PAXM will have received the certificates representing the issued and outstanding CNIC Stock, duly endorsed in blank (or accompanied by duly executed stock powers duly endorsed in blank), in each case in proper form for transfer, with signatures guaranteed, and, if applicable, with all stock transfer and any other required documentary stamps affixed thereto or appropriate instructions or agreements from the CNIC Stockholders to allow the shares of CNIC Stock to be legally and beneficially transferred into the name of PAXM .

          (f) Regulatory and Third-Party Consents. CNIC and its Companies will have obtained prior written approval of the transfer of ownership and the other transactions contemplated by this Agreement from all applicable regulatory and/or compliance agencies or parties, and all other third-party consents and approvals required for CNIC or its Companies to consummate the transactions contemplated by this Agreement.

          (g) No Action. No suit, action, or proceeding will be pending or threatened before any governmental or regulatory authority wherein an unfavorable judgment, order, decree, stipulation, injunction or charge would (1) prevent consummation of any of the transactions contemplated by this Agreement as reasonably determined by PAXM; (2) cause any of the transactions contemplated by this Agreement to be rescinded following consummation; or (3) adversely affect the right of PAXM to own, operate or control the business or assets of CNIC or its Companies.

          (h) Audited Financial Statements. PAXM will have received audited consolidated financial statements of CNIC as of December 31, 1999 and December 31, 2000, which financial statements were prepared by independent auditors acceptable to PAXM and will be in form and substance acceptable to PAXM in its sole discretion.

          (i) Employment Agreement. PAXM or CNIC will have entered into an employment agreement with key personnel of CNIC as identified by PAXM, in form and substance satisfactory to PAXM and such employees. Also, PAXM will enter into a consulting agreement with Harold L. Anderson for a period of three years commencing at the closing, for an annual fee of $300,000.00 per year plus 10% of the net profits of MIS for a period of five (5) years.

     (j) Business Plan. PAXM will have received a business plan for CNIC including projected cash flows and other financial projections that is satisfactory to PAXM in its sole discretion.

          (k) Due Diligence Review. PAXM will be satisfied in all respects, in its sole discretion, with it's due diligence investigation of CNIC and its Companies.

     4.2 CONDITIONS PRECEDENT TO CLOSING BY THE PRINCIPAL CNIC STOCKHOLDERS. The Principal CNIC Stockholders obligation to consummate the transactions contemplated by this Agreement is subject to the satisfaction of the conditions set forth below and/or the delivery of all of the documents, items, certificates and instruments described below, all of which documents, items, certificates and instruments must be in form and substance satisfactory to the Principal CNIC Stockholders, unless such condition is waived by the Principal CNIC Stockholders at the Closing. The Closing of the transactions contemplated by this Agreement will be deemed to mean a waiver of all conditions to Closing.

          (a) Representations and Warranties. The representations and warranties of PAXM in this Agreement, subject to any supplement to the Disclosure Schedules made pursuant to Section 5.5 of this Agreement, will be true, correct and complete in all material respects as of the date hereof and as of the Closing Date, as though made on and as of such dates and PAXM will have delivered to the Principal CNIC Stockholders a certificate dated the Closing Date, to the effect that the representations and warranties made by PAXM in this Agreement are true and correct, or if they are not true and correct, including a description of the extent to which they are no longer true and correct.

          (b) Supplement to Disclosure Schedules. Any additional disclosures made in the supplemental Disclosure Schedules of PAXM made pursuant to Section 5.5 of this Agreement will be acceptable to the Principal CNIC Stockholders in their sole discretion.

          (c) Performance. All of the covenants and obligations that PAXM is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), must have been performed and complied with in all material respects. PAXM must have delivered each of the documents required to be delivered by it pursuant to this Agreement.

          (d) Secretary's Certificate. The Principal CNIC Stockholders will have received (i) a certificate of the Secretary or Assistant Secretary of PAXM attaching (a) a copy of PAXM 's articles of incorporation, as amended through the Closing Date certified by the Secretary of State of the State of Nevada, (b) a true and correct copy of PAXM 's bylaws, and any amendments thereto and (c) true and correct copies of resolutions of PAXM 's board of directors and CNIC Stockholders authorizing this Agreement and the transactions contemplated herein; and (ii) a certificate of the Secretary or Assistant Secretary of PAXM as to the incumbency and signatures of the officers of PAXM executing this Agreement and any other Transaction Documents executed by PAXM on the Closing Date as contemplated by this Agreement.

     (e) Certificates for PAXM Stock. The Principal CNIC Stockholders will have received the certificates representing the PAXM Stock on behalf of all CNIC Stockholders or evidence that PAXM has given written instructions to PAXM 's transfer agent for the issuance and delivery of the certificates to the CNIC Stockholders.

          (f) No Action. No suit, action or proceeding will be pending or threatened before any governmental or regulatory authority wherein an unfavorable judgment, order, decree, stipulation, injunction or charge would (1) prevent consummation of any of the transactions contemplated by this Agreement as reasonably determined by the Principal CNIC Stockholders; (2) cause any of the transactions contemplated by this Agreement to be rescinded following consummation; or (3) adversely affect the right of PAXM to own, operate or control the business or assets of PAXM or CNIC .

                                    SECTION 5
                       ADDITIONAL COVENANTS OF THE PARTIES


     5.1 ACCESS AND INVESTIGATION. (a) Between the date of this Agreement and the Closing Date, the Principal CNIC Stockholders and CNIC will, and will cause their respective representatives to, (i) afford PAXM and its representatives access to their personnel, properties, contracts, books and records, and other documents and data, as reasonably requested by PAXM; (ii) furnish PAXM and its representatives with copies of all such contracts, books and records, and other existing documents and data as PAXM may reasonably request in connection with the transaction contemplated by this Agreement; and
(iii) furnish PAXM and its representatives with such additional financial, operating, and other data and information as the other may reasonably request. With the prior consent of CNIC, which consent will not be unreasonably withheld, PAXM and its respective representatives, may communicate in connection with their examination of CNIC with any person having business dealings with CNIC. All of such access, investigation and communication by PAXM and its representatives will be conducted after reasonable advance notice and in a manner designed not to interfere unduly with the normal business operations of the Principal CNIC Stockholders or CNIC.

     (b) between the date of this Agreement and the Closing Date, PAXM will, and will cause its respective representatives to, (i) afford the Principal CNIC Stockholders and CNIC and their representatives access to its personnel, properties, contracts, books and records, and other documents and data, as reasonably requested by the Principal CNIC Stockholders; (ii) furnish the Principal CNIC Stockholders and their representatives with copies of all such contracts, books and records, and other existing documents and data as the other may reasonably request in connection with the transaction contemplated by this Agreement; and (iii) furnish the Principal CNIC Stockholders and their representatives with such additional financial, operating, and other data and information as the other may reasonably request. With the prior consent of PAXM, which consent will not be unreasonably withheld, the Principal CNIC Stockholders and their respective representatives, may communicate in connection with their examination of PAXM with any person having business dealings with PAXM. All of such access, investigation and communication by each party and its representatives will be conducted after reasonable advance notice and in a manner designed not to interfere unduly with the normal business operations of PAXM.

     5.2 CONFIDENTIALITY. Between the date of this Agreement and for a period of two years following the Closing Date, the Principal CNIC Stockholders and PAXM will maintain in confidence, and will cause their respective directors, officers, employees, agents, and advisors to maintain in confidence, and not use to the detriment of another party any written, oral, or other information obtained in confidence ("Confidential Information") from another party in connection with this Agreement or the transactions contemplated hereby, unless
(a) such information is already known to such party or to others not bound by a duty of confidentiality or such information becomes publicly available through no fault of such party, (b) the use of such information is necessary or appropriate in making any filing or obtaining any consent or approval required for the consummation of the transaction contemplated by this Agreement, (c) the furnishing or use of such information is required by legal proceedings provided that the party making disclosure provides reasonable advance notice to the other party, or (d) the furnishing of such information is to professional advisors under a duty of confidentiality, as necessary to consummate the transactions contemplated by this Agreement. The Principal CNIC Stockholders and PAXM agree that the Confidential Information will be used solely for the purposes of evaluating the other parties hereto in connection with the transactions contemplated in connection with this Agreement and that such information will not be used or disclosed other than in furtherance of such purpose under the terms of this Agreement. In the event that this Agreement is terminated, then each of the parties agrees to promptly return any Confidential Information belonging to the other party.

     5.3 PUBLIC ANNOUNCEMENTS. The Principal CNIC Stockholders, CNIC and PAXM agree that they will not make any public announcements relating to this Agreement or the transactions contemplated herein without the prior written consent of the other party, except as may be required upon the written advice of counsel to comply with applicable laws or regulatory requirements after consulting with the other party hereto and seeking their consent to such announcement. CNIC and PAXM agree to coordinate to prepare and issue a press release upon the execution of this Agreement.

     5.4 NOTIFICATION. Between the date of this Agreement and the Closing Date, each of the parties to this Agreement will promptly notify the other parties in writing if it becomes aware of any fact or condition that causes or constitutes a material breach of any of its representations and warranties as of the date of this Agreement, if it becomes aware of the occurrence after the date of this Agreement of any fact or condition that would cause or constitute a material breach of any such representation or warranty had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition. Should any such fact or condition require any change in the Disclosure Schedules relating to such party, such party will promptly deliver to the other parties a supplement to the Disclosure Schedules specifying such change. During the same period, each party will promptly notify the other parties of the occurrence of any material breach of any of its covenant in this Agreement or of the occurrence of any event that may make the satisfaction of such conditions impossible or unlikely.

5.5 EXCLUSIVITY. Until such time, if any, as this Agreement is terminated pursuant to Section 6, neither CNIC nor the Principal CNIC Stockholders will directly or indirectly solicit, initiate, entertain or accept any inquiries or proposals from, discuss or negotiate with, provide any nonpublic information to, or consider the merits of any unsolicited inquiries or proposals from, any person or entity (other than PAXM) relating to any transaction involving the sale of the business or assets (other than in the ordinary course of business), or any of the capital stock of CNIC , or any merger, consolidation, business combination, or similar transaction. CNIC and the Principal CNIC Stockholders will promptly notify PAXM if it receives an unsolicited offer for such a transaction, or obtains information that such an offer is likely to be made, which notice will include the identity of the prospective offer or and the price and terms of the proposed offer.

     5.6 CONDUCT OF CNIC PRIOR TO CLOSING. From the date of this Agreement to the Closing Date or the earlier termination of this Agreement, CNIC and each of its Companies will (i) conduct its business only in a normal and ordinary course and in substantially the same manner as historically conducted, (ii) use its best efforts to preserve intact the business organization and goodwill of

CNIC and each of its Companies and maintain the relationships of persons having business relationships with CNIC, (iii) make no change in its Board of Directors or senior management without the approval of PAXM, (iv) keep PAXM advised of developments in its business and of any significant decisions concerning the operation of its business, (v) not issue any additional shares of CNIC capital stock or any other class of stock, securities convertible into common stock or any other class of common stock, or issue or grant any option, warrants or rights concerning the same, for consideration or otherwise or issue any other securities however denominated, (vi) not make any change to any material agreement or incur any material liabilities without PAXM 's consent, (vii) not pay any bonuses or increases in compensation to any director, officer or (except in the ordinary course of business) any employee, and (viii) not incur any liability, obligation or indebtedness other than trade payables in the ordinary course of business or encumber or permit the encumbrance of any properties or assets of CNIC , without PAXM 's consent; or (ix) not dispose of or contract to dispose of any property or assets of CNIC except in the ordinary course of business consistent with past practice.

     5.7 NON-COMPETITION. As a material inducement to PAXM 's entering into this Agreement and its acquisition of CNIC, the Principal CNIC Stockholders jointly and severally agree that for a period of three years following the Closing Date, without the prior written consent of PAXM, none of the Principal CNIC Stockholders will, as a principal, agent, or employee, or through any person, company, partnership, association or other entity:

(a) employ, engage or seek to employ or engage any person who is employed or engaged by CNIC or PAXM; or

(b) cause or attempt to cause any supplier, customer, client, employee, consultant, officer, director or person having a business relationship with CNIC or PAXM to terminate or materially reduce its relationship with either CNIC or PAXM.

(c) participate or engage in (other than through the ownership of 5% or less of any class of securities registered under the Securities Exchange Act of
1934, as amended) or assist, financially or otherwise any person who participates or who is engaged in, the business or activities of CNIC as conducted immediately prior to the date of this Agreement, including but not limited to the activities of comprehensive human resources outsourcing including payroll processing, human resource administration, benefits administration and risk management functions. The parties recognize that the law and public policies of the various states of the United States may differ as to the validity and enforceability of covenants similar to those set forth in this
Section  5.8.  It  is  the  intention of the parties that the provisions of this
Section 5.8 be enforced to the fullest extent permissible under the law and policies of each jurisdiction in which enforcement may be sought, and that the unenforceability (or the modification to conform to such laws or policies) of any provisions of this section will not render unenforceable, or impair, the remainder of the provisions of this section. The parties further agree that any remedy at law for any violation of the provisions of this section would be inadequate, and the CNIC Stockholders hereby consent to the granting by any court of an injunction or other equitable relief without the necessity of actual monetary loss being provided, in order that the breach or threatened breach of such provisions may be effectively restrained.

                           SECTION 6      TERMINATION

     6.1 TERMINATION. This Agreement may be terminated at any time prior to the Closing Date by:

(a)     mutual  agreement  of  the  Principal  CNIC Stockholders, CNIC and PAXM;

(b) the Principal CNIC Stockholders or CNIC, if there has been a breach by PAXM of any material representation, warranty, covenant or agreement set forth in this Agreement on the part of PAXM that is not cured, to the reasonable satisfaction of the Principal CNIC Stockholders or CNIC, within 10 business days after notice of such breach is given by the Principal CNIC Stockholders or CNIC (except that no cure period will be provided for a breach by PAXM that by its nature cannot be cured);

(c) PAXM, if there has been a breach by the Principal CNIC Stockholders or CNIC of any material representation, warranty, covenant or agreement set forth in this Agreement on the part of the Principal CNIC Stockholders or CNIC that is not cured by the breaching party, to the reasonable satisfaction of PAXM, within 10 business days after notice of such breach is given by PAXM (except that no cure period will be provided for a breach by the Principal CNIC
Stockholders  or  CNIC  that  by  its  nature  cannot  be  cured);

(d) the Principal CNIC Stockholders or PAXM, if the transactions contemplated by this Agreement have not been consummated prior to (date), unless the  parties  agree  to  extend  such  date;  or

(e) the Principal CNIC Stockholders or PAXM if any permanent injunction or other order of a governmental entity of competent authority preventing the consummation of the transactions contemplated by this Agreement has become final and non-appealable.

The party wishing to invoke its right to terminate this Agreement will notify the other parties in writing of its intention and setting forth an effective date for such termination.

     6.2 EFFECT OF TERMINATION. In the event of the termination of this Agreement as provided in Section 6.1, this Agreement will be of no further force or effect; provided, however, that no termination of this Agreement will relieve any party of liability for any breach of this Agreement that is based on a wrongful refusal or failure to perform any obligations or for any covenant that by its nature survives termination of this Agreement.

                                    SECTION 7
                       INDEMNIFICATION; REMEDIES; SURVIVAL

     7.1     CERTAIN DEFINITIONS.  For the purposes of this Section 7, the terms
"Loss" and "Losses" means any and all demands, claims, actions or causes of action, assessments, losses, damages, liabilities, costs, and expenses, including without limitation, interest, penalties, fines and reasonable attorneys', accountants' and other professional fees and expenses, but excluding any indirect, consequential or punitive damages suffered by PAXM, the Principal CNIC Stockholders, CNIC or its Companies including damages for lost profits or lost business opportunities.

     7.2 AGREEMENT OF THE PRINCIPAL CNIC STOCKHOLDERS AND CNIC TO INDEMNIFY PAXM. Subject to the terms and conditions of this Section 7.2, the Principal
CNIC Stockholders and CNIC will jointly and severally indemnify, defend, and hold harmless PAXM, its officers, directors, shareholders, employees and affiliates from, against, and in respect of any and all Losses asserted against, relating to, imposed upon, or incurred by PAXM by reason of, resulting from, based upon or arising out of:

          (a) the breach by the Principal CNIC Stockholders or CNIC of any representation or warranty of the Principal CNIC Stockholders or CNIC contained in or made pursuant to this Agreement, any Transaction Document or certificate or instrument delivered pursuant to this Agreement;

          (b) the breach or partial breach by the Principal CNIC Stockholders or CNIC of any covenant or agreement of the Principal CNIC
Stockholders or CNIC made in or pursuant to this Agreement, or any Transaction Document or other certificate or instrument delivered pursuant to this Agreement; and

          (c)     the  failure  or refusal of the Principal CNIC Stockholders or
CNIC  to  defend  any  claim  for  which  PAXM   is indemnified pursuant to this
Section  7.2.

     7.3 AGREEMENT OF PAXM TO INDEMNIFY THE PRINCIPAL CNIC STOCKHOLDERS. Subject to the terms and conditions of this Section 7.3, PAXM will indemnify, defend, and hold harmless the Principal CNIC Stockholders from, against, for, and in respect of any and all Losses asserted against, relating to, imposed upon, or incurred by the Principal CNIC Stockholders by reason of, resulting from, based upon or arising out of:

(a)     the breach by PAXM of any representation or warranty of PAXM   contained
     in or made pursuant to this Agreement, any Transaction Document or certificate or instrument delivered pursuant to this Agreement;

(b)     the  breach  or  partial  breach by PAXM of any covenant or agreement of
PAXM made in or pursuant to this Agreement, or any Transaction Document or other certificate or instrument delivered pursuant to this Agreement; and

(c) the failure or refusal of PAXM to defend any claim for which the Principal CNIC Stockholders are indemnified pursuant to this Section 7.3.

     7.4 PROCEDURES FOR INDEMNIFICATION. As used herein, the term "Indemnitor" means the party against whom indemnity hereunder is sought, and the term "Indemnitee" means the party seeking indemnification hereunder.

(a) A claim for indemnification hereunder ("Indemnification Claim") must be made by Indemnitee by delivery of a written notice to Indemnitor requesting indemnification and specifying the basis on which indemnification is sought and the amount of asserted Losses and, in the case of a Third Party Claim (as defined in Section 7.5), containing such other information as Indemnitee has concerning such Third Party Claim.

(b) If the Indemnification Claim involves a Third Party Claim, the procedures set forth in Section 7.5 hereof must be observed by Indemnitee and Indemnitor.

(c) If the Indemnification Claim involves a matter other than a Third Party Claim, Indemnitor will have 30 business days to object to such Indemnification Claim by delivery of a written notice of such objection to Indemnitee specifying in reasonable detail the basis for such objection. Failure to timely so object will constitute acceptance of the Indemnification Claim by Indemnitor and the Indemnification Claim will be paid in accordance with Section 7.4(d). If an objection is timely interposed by Indemnitor and the dispute is not resolved within 30 business days from the date Indemnitee receives such objection, such dispute may be resolved by arbitration in accordance with the rules and procedures of the American Arbitration Association.

(d) Upon a final determination of the amount of an Indemnification Claim, whether by agreement between Indemnitor and Indemnitee or by an arbitration award, Indemnitor will pay the amount of such finally determined Indemnification
     Claim  within  ten  days  of  the  date  such  amount  is  determined.

     7.5 DEFENSE OF THIRD PARTY CLAIMS. Should any claim be made, or suit or proceeding (including, without limitation, a binding arbitration or an audit by any taxing authority) be instituted by a third party against Indemnitee which, if prosecuted successfully, would be a matter for which Indemnitee is entitled to indemnification under this Agreement (a "Third Party Claim"), the obligations and liabilities of the parties hereunder with respect to such Third Party Claim will be subject to the following terms and conditions:

(a) Indemnitee must give Indemnitor written notice of any such claim promptly after receipt by Indemnitee of actual notice thereof, and Indemnitor will undertake the defense thereof by representatives of its own choosing reasonably acceptable to Indemnitee. If Indemnitor undertakes the defense of such claim, Indemnitor will have the exclusive right to defend, contest and litigate the Third Party Claim, and the exclusive right, subject to the terms of
     Section 7.6 below, in its discretion, in good faith, and upon the advice of counsel, to settle any such matter, either before or after the initiation of litigation, at such time and upon such terms as its deems fair and reasonable; provided that at least 10 days prior written notice of the intended settlement must be provided to Indemnitee. If, however, Indemnitor fails or refuses to undertake the defense of such claim within 30 business days after written notice of such claim has been given to Indemnitor by Indemnitee, Indemnitee will have the right to undertake the defense, compromise and, subject to Section 7.7, settlement of such claim with counsel of its own choosing. In the circumstances described in the preceding sentence, Indemnitee will, promptly upon its assumption of the defense of such claim, make an Indemnification Claim as specified in Section 7.4(a).

(b) Indemnitee and Indemnitor will cooperate with each other in all reasonable respects in connection with the defense of any Third Party Claim, including making available records relating to such claim and furnishing, without expense to Indemnitor, management employees of Indemnitee as may be reasonably necessary for the preparation of the defense of any such claim or for testimony  as  witness  in  any  proceeding  relating  to  such  claim.

     7.6     SETTLEMENT  OF  THIRD  PARTY  CLAIMS.   In  connection  with  any
settlement of a Third Party Claim negotiated by Indemnitor, Indemnitee will not be required to take any of the following actions:

(a) enter into any settlement that does not include the delivery by the claimant or plaintiff to Indemnitee of an unconditional release from all liability  with  respect  to  the  Third  Party  Claim.

     (b) enter into any settlement that requires Indemnitee to take any affirmative action as a condition of the settlement.

(c) consent to the entry of judgment that does not include a full dismissal of the litigation or proceedings against Indemnitee with prejudice.

7.7     LIMITATIONS  OF  LIABILITY

(a) Neither the Principal CNIC Stockholders nor CNIC will be deemed liable under Section 7.2 and PAXM will not be deemed liable under Section 7.3 until the aggregate amount of all indemnification claims under such section exceeds $10,000.

(b) No claims for indemnification under Sections 7.2 or 7.3 will be made after the second anniversary of the Closing Date; provided, however, that such time limit will not apply to any tax claims.

     7.8 SURVIVAL OF REPRESENTATIONS AND WARRANTIES. The representations, warranties and covenants made by the parties will survive the Closing for a period of two years from the Closing Date; provided, however, that representations and warranties relating to taxes will survive for a period of seven years after the Closing Date or until the expiration date of the statute of limitations applicable to such tax liability or the final determination of any such tax liability, including the final administrative or judicial determination thereof, whichever occurs first. Upon the completion of Closing, the representations and warranties of CNIC will be null and void.

                                    SECTION 8
                            MISCELLANEOUS PROVISIONS

     8.1 APPOINTMENT OF PRINCIPAL CNIC STOCKHOLDERS REPRESENTATIVE. Any action or remedy of the CNIC Stockholders under this Agreement, including without limitation, a request for arbitration or indemnification, must be exercised jointly by the CNIC Stockholders. For the purposes of this Agreement, each of the CNIC Stockholders hereby appoints Harold L. Anderson as his or her representative and attorney for all purposes of this Agreement and, in furtherance thereof, authorizes Mr. Anderson (i) to receive notices on behalf of the CNIC Stockholders, (ii) to execute and deliver all documents, certificates, notices and other communications from the CNIC Stockholders pursuant to this Agreement, other than the execution of this Agreement itself, (iii) to take and perform all acts, deeds and things as the he may consider necessary or appropriate, in his sole discretion, on behalf of the CNIC Stockholders to carry out the full intent of this Agreement and any other documents referenced herein or required or permitted under this Agreement, including the settlement of any dispute or arbitration of the matters subject to this Agreement, and (iv) to alter, amend modify or interpret this Agreement. Each of the CNIC Stockholders declares that this power of attorney is coupled with an interest, is irrevocable, and renounces all rights to any or all of the powers granted to any other person, or to appoint any other person to execute them or to personally perform any of such acts or deeds as Mr. Rodriguez is hereby authorized to perform. Each of the CNIC Stockholders waives any conflict of interest that may arise by virtue of Mr. Rodriguez serving as agent for all of the CNIC Stockholders and having a personal interest as one of the CNIC Stockholders, or as an officer or employee of CNIC or one of its affiliates. Each of the CNIC Stockholders further agrees that Mr. Anderson will have no liability to him, her, or it for any act or omission taken or not taken as representative of the CNIC Stockholders under this Agreement other than as a result of his gross negligence or willful misconduct.

8.2 EFFECTIVENESS OF REPRESENTATIONS. Each party is entitled to rely on the representations, warranties and agreements of each of the other parties and all such representation, warranties and agreement will be effective regardless of any investigation that any party has undertaken or failed to undertake.

     8.3 FURTHER ASSURANCES. Each of the parties hereto will cooperate with the others and execute and deliver to the other parties hereto such other instruments and documents and take such other actions as may be reasonably requested from time to time by any other party hereto as necessary to carry out, evidence, and confirm the intended purposes of this Agreement.

     8.4 AMENDMENT. This Agreement may not be amended except by an instrument in writing signed by each of the parties.

     8.5 EXPENSES. Each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution, and performance of this Agreement and the transactions contemplated hereby, including all fees and expenses of agents, representatives, counsel, and accountants.

8.6 ENTIRE AGREEMENT. This Agreement, the exhibits, schedules attached hereto and the other Transaction Documents contain the entire agreement between the parties with respect to the subject matter hereof and supersede all prior arrangements and understandings, both written and oral, expressed or implied, with respect thereto.

     8.7 SEVERABILITY. It is the desire and intent of the parties that the provisions of the Transaction Documents be enforced to the fullest extent permissible under the law and public policies applied in each jurisdiction in which enforcement is sought. Accordingly, in the event that any provision of the Transaction Documents would be held in any jurisdiction to be invalid, prohibited or unenforceable for any reason, such provision, as to such jurisdiction, will be ineffective, without invalidating the remaining provisions of the Transaction Documents or affecting the validity or enforceability of such provision in any other jurisdiction. Notwithstanding the foregoing, if such provision could be more narrowly construed so as not to be invalid, prohib-ited or unenforceable in such jurisdiction, it will, as to such jurisdiction, be so narrowly construed, without invalidating the remaining provisions of the Transaction Documents or affecting the validity or enforceability of such provision in any other jurisdiction.

     8.8 NOTICES. All notices and other communications required or permitted under to this Agreement must be in writing and will be deemed given if sent by personal delivery, faxed with electronic confirmation of delivery, nationally-recognized overnight courier or registered or certified mail (return receipt requested), postage prepaid, to the parties at the following addresses
(or  at  such  other  address  for a party as will be specified by like notice):

If  to  Principal  CNIC  Stockholders:     Mr.  Harold  L.  Anderson
c/o  CASCADE  NATIONAL  INSURANCE  COMPANY,  INC.
                                   2201  6th  Avenue  Suite  1500
                                   Seattle,  WA  98121
                                   Phone:  206  448-5500
                                   Fax:  206  448-5507


If  to  CNIC:     CASCADE  NATIONAL  INSURANCE  COMPANY,  INC.
                                   2201  6th  Avenue  Suite  1500
                                   Seattle,  WA  98121
                                   Phone:  206  448-5500
                                   Fax:  206  448-5507     07



With  a  copy  to:                    CASCADE  NATIONAL  INSURANCE  COMPANY
                              Attorneys  name  and  address

     If  to  PAXM:                         PREMIER  AXIUM  ASP,  INC.
                                           9025  Wilshire  Blvd.  Ste  400
                                           Beverly  Hills,  CA  90211
                                           310  786-8434
                                           Fax:  310  385-0115


     With  a  copy  to:            Karl  E.  Rodriguez,  Esq.
                                   c/o  Intrepid  International,  Ltd
                                   34700  Pacific  Coast  Hwy  Ste.  303
                                   Capistrano  Beach,  CA  92624
                                   949  248-8933
                                   Fax:  949  248-1688



All  such  notices and other communications will be deemed to have been received
(a) in the case of personal delivery, on the date of such delivery, (b) in the case of a fax, when the party sending such fax has received electronic confirmation of its delivery, (c) in the case of delivery by nationally-recognized overnight courier, on the business day following dispatch and (d) in the case of mailing, on the third business day following mailing.

     8.9 HEADINGS. The headings contained in this Agreement are for convenience purposes only and will not affect in any way the meaning or interpretation of this Agree-ment.

     8.10 BENEFITS. This Agreement is and will only be construed as for the benefit of or enforceable by those persons party to this Agreement.

     8.11 ASSIGNMENT. This Agreement may not be assigned (except by operation of law) by any party without the consent of the other parties.

     8.12 GOVERNING LAW. This Agreement will be governed by and construed in accordance with the laws of the State of Delaware, without regard to conflicts of laws principles and notwithstanding the jurisdiction, residence or location of the parties or where they do their respective business or the location where this Agreement is actually signed.

     8.13 ARBITRATION. All disputes arising out of or in connection with this Agreement, or in respect of any defined legal relationship associated therewith or derived wherefrom that are not amicably resolved by the parties within a reasonable amount of time (each, a "Dispute") will be referred to and finally resolved by arbitration under the Rules of the American Arbitration

Association ("AAA") under its Commercial Arbitration Rules, except where those rules are supplemented or modified by the express terms of this section. The parties agree that binding arbitration is the exclusive remedy for resolving any Dispute. The CNIC Stockholders or PAXM may initiate arbitration by sending notice of their intention to arbitrate the Dispute to the other party, which notice must be accompanied by a brief setting forth the nature of the Dispute and the remedy sought, which brief may not exceed 25 typed pages (the "Arbitration Notice"). The party initiating arbitration must also file at the regional office of the AAA three copies of the Arbitration Notice and Brief and the arbitration provision of this Agreement together with the required filing fee. The named parties must file a responsive brief within 25 business days of receipt of the Arbitration Notice and Brief, which responsive brief may not exceed 25 typed pages. Any arbitration proceedings will be in Washington, D.C. If the parties are able to agree on one arbitrator within 15 days of the date the Arbitration Notice is filed with the AAA, the Dispute will be heard by that arbitrator. If the parties are unable to agree on one arbitrator, then an arbitrator will be selected from an impartial roster of arbitrators provided by the AAA in accordance with the AAA rules. There will be no discovery permitted by the parties in the arbitration proceedings provided that each party will be permitted to take one oral deposition of the other party or unless otherwise mutually agreed to by the parties. Each of the parties agrees to be bound by Rule 30(b)(6) of the Federal Rules of Civil Procedures "Deposition of an
Organization," as amended from time to time or any successor rule. The arbitrator will issue a decision within 60 days of his or her appointment. The decision of the arbitrator must set forth in reasonable detail the reasoning supporting the decision of the arbitrator. The decision rendered by the arbitrator will be final and binding on the parties and judgment on the decision rendered by the arbitrator may be entered in any court having jurisdiction. Unless otherwise specified by the arbitrator, each party will pay its own costs and expenses related to the arbitration procedures. This agreement to arbitrate is specifically enforceable under the prevailing arbitration law and survives the termination of this Agreement.

     8.14 CONSTRUCTION. The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent, and no rule of strict construction will be applied against any party. Any reference to any federal, state, local, or foreign statute or law will be deemed also to refer to all rules and regulations promul-gated there under, unless the context requires otherwise. The parties intend that each representation, warranty, and covenant contained herein will have independent significance. If any party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter (regardless of the relative levels of specificity) which the party has not breached will not detract from or mitigate the fact that the party is in breach of the first representation, warranty, or covenant. Unless otherwise expressly provided, as used in this Agreement, the word "including" does not limit the preceding words.

     8.15 COUNTERPARTS. This Agreement may be executed in one or more counterparts, all of which will be considered one and the same agreement and will become effective when one or more counterparts have been signed by each of the parties and delivered to the other parties, it being understood that all parties need not sign the same counterpart.

     8.16 FAX EXECUTION. This Agreement may be executed by delivery of executed signature pages by fax and such fax execution will be effective for all purposes.

EXECUTED  on  May  9,  2001.



                    PREMIER  AXIUM  ASP,  INC.,
                    A  Nevada  Corporation


                    By:     /s/ Curtiz J. Gangi
                         Name:  Curtiz  J.  Gangi
                         Title:  President


                    CASCADE  NATIONAL  INSURANCE  COMPANY
                    A  Washington  Corporation


                    By:     /s/Harold L. Anderson
                         Name:Harold L. Anderson
                         Title:President


                    PRINCIPAL  CNIC  STOCKHOLDERS:


               By:/s/Harold L. Anderson
                    Name:Harold L. Anderson
                    Title:Principle CNIC Stockholder

                                       45


--------------------------------------------------------------------------------
                                        Exhibit 6
                           Form 8-K filed on April 25, 2001
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 8-K
                                 CURRENT REPORT

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

                         Date of Report:  April 19, 2001

                       Commission File Number:  000-60567

                             Premier Axium ASP, Inc.

                     (formerly Last Company Clothing, Inc.)
 Nevada                                                               88-0422308
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

9025  Wilshire  Blvd.,  Suite  400,  Beverly  Hills,  CA                   90211
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:        (310)  786-8434


                                  INTRODUCTION

     This Current Report announces the closing of one acquisition, a name change, and the definitive letter of intent for a further significant acquisition.

     We  will  abbreviate  Last  Company  Clothing,  Inc.  as  "LCCP".

     We  will  abbreviate  Premier  ASP,  Inc. (acquired Delaware subsidiary) as
"PASP". LCCP has just acquired PASP and changed its name to Premier Axium ASP, Inc. (Nevada). References to PASP in this Report are therefore to the private acquired company, and not to LCCP as so renamed, for clarity.

     We will abbreviate Axium ASP Inc. (and its related companies collectively) as "ASP". Please see Item 5 for information about our intention to acquire ASP.

     LAST COMPANY CLOTHING, INC. ("LCCP"). Information about our company can be found in our December 31, 2000 Annual Report filed on Form 10-KSB. Additional information on LCCP can be found in its public filings that can be accessed electronically by means of the SEC's home page on the Internet at http://www.sec.gov or at other Internet sites such as http://www.freeedgar.com, as well as by such other means from the offices of the SEC as detailed herein with respect to LCCP s public filings.

     PREMIER ASP, INC. ("PASP"). Premier was a privately-held, corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, incorporated September 26, 2000. The business plan of PASP is discussed in Item 1 of this Report. PASP shareholders consisted of twenty seven shareholders, who own a total of 10,000 shares, respectively. These shares were issued by PASP for services rendered and other considerations.

     PASP S executive offices are located at 9025 Wilshire Blvd., Suite 400, Beverly Hills, CA 90211 with the sales and service office at, 1045 W. Katella Ave., Suite 300, Anaheim, California 92867. The telephone number is (310) 786-8434.

     ASP.  For  information  about  ASP,  please  see  Item  5  of  this Report.

     ITEM 1. CHANGE OF CONTROL OF REGISTRANT. Yes. Reference is made to our late February filing pursuant to section 14(c). The following information statement was furnished to shareholders of record on February 26, 2001, of Last Company Clothing, Inc. in connection with the following actions taken by written consent of holders of a majority of the outstanding shares of our common stock entitled to vote on the following proposals:

     1. We acquired all of the issued and outstanding shares or stock of Premier ASP, Inc. ( Premier ), as a wholly owned subsidiary in exchange for the issuance of 40,000,000 new investment shares of our common stock, subject to satisfaction of the terms and conditions set forth in the attached Share Purchase Agreement and Plan of Reorganization (see Annex A of Information Statement). The 40,000,000 shares were issued to twenty seven PASP shareholders pursuant to section 4(2) of the Securities Act of 1933.

     2.     We  changed  our  corporate  name  to  Premier  Axium  ASP,  Inc.

     3. We increased the authorized capital, to 1,000,000,000 (one billion) shares of common stock and created 1,000,000 (one million) shares of Class A preferred stock of par value $10 (ten) dollars.

     4. Our shareholders elected Curtiz J. Gangi and Frank Wright to serve as our board of directors until our next annual meeting. [Please see Item 5(c) for more information.]

     5.     We  ratified  the  appointment  and  continuation  of  Chisholm  &
Associates  as  our  auditors.

     This acquisition transaction closed effective March 29, 2001. LCCP had only one class of voting stock outstanding, namely its common stock before the acquisition of PASP. Of the newly created preferred shares, none have been issued to date. This Company's Common Voting Stock consisted of par value $0.001 per share, of which 100,000,000 shares were authorized and 97,936,000 shares were issued and outstanding as of the Record Date, February 26, 2001. Each outstanding share was entitled to one vote. Only shareholders of record at the close of business on the Record Date were entitled to notice. Nevada Rev. Stat. Ann. Section 78.320 of the Nevada law permits stockholders to approve such an action by written consent without the necessity of a shareholders meeting. Under the Nevada law, our shareholders do not have dissenters' rights in connection with any of the actions that were approved as disclosed in our Information Statement.

     PASP shareholders who owned shares at the record date of February 26, 2001, received 4,000 shares of LCCP stock for each PASP share owned. No dissenter's rights were asserted. The ratio of LCCP shares that were distributed to PASP shareholders was calculated by dividing the 40,000,000 shares received from LCCP for the acquisition of PASP by 10,000, which is the number of shares issued and outstanding for PASP.


 (A) BUSINESS OF PASP. Premier is a start-up comprehensive HR outsourcing provider initially formed to take advantage of changes in the outsourcing industry, particularly the move by companies to identify a one-stop solution provider for their payroll processing, human resource administration, benefits administration, and risk management functions (collectively, "HR"). On September 26, 2000, Premier registered Premier ASP, Inc. as a Delaware Corporation and Premier Products and Resources, Inc. a California registered subsidiary of Premier ASP, Inc. to fully embrace and extend the HR technology and connectivity represented by the e-revolution. We believe that PremierASPVentures.com will be a dynamic web-centric service delivery portal, which will assist existing clients and other companies with re-engineering the delivery and management of their HR services. Premier s clients will be able to choose from either bundled or unbundled services offered by PremierASPVentures.com. Bundled services include all of the HR functions, employer e-Services and employee e-Services managed under a client service agreement. Unbundled services include one or more HR functions or e-Services obtained by our clients through a subscription-based web-enabled platform. Premier s web-centric Application Service Provider ( ASP )

model enables businesses and their employees to migrate HR functions to a largely self-service and fully integrated delivery model. The newly available connectivity and accessibility will enable future clients to achieve cost reductions in HR administration and delivery while obtaining access to other desirable products and services. PremierASPVentures.com will be an affordable, flexible and a scalable e-Source solution for businesses faced with the growing need to outsource non-core HR functions.

     Premier s user-friendly PremierASPVentures.com interface, combined with their proprietary technology and Web enterprise platform, will provide support on a 365/24/7 basis for a client s employees and managers, regardless of location or company business model. By combining easy access through the Internet with their extensive database, they will provide a comprehensive data and information repository that supports dynamic information flow and communication between employees and employers. By leveraging the large numbers of employees under the PremierASPVentures.com umbrella with their web centric service delivery model, employers benefit from reduced overhead costs, reduced cost of benefits, increased benefit availability and quality and shorter time-to-benefit. Employee s benefit by having access to cost-effective benefits, paperless enrollment and access to discounted affinity products and services.

     Premier will be providing HR services under a service contract to thousands of worksite employees at fiscal year-end 2001 with plans to grow to service worksite employees through acquisition of competing HR worksite providers or new client service agreements (CSA s)

     MARKET OPPORTUNITY. According to the Dataquest division or the Gartner Group, the worldwide HR outsourcing market is projected to grow from approximately $26.2 billion in 2000 to approximately $76.4 billion in 2004. Dataquest estimates the market for integrated, multi-process HR outsourcing will grow from over $900 million in 1999 to more than $12 billion by 2003 in the U.S. alone. This creates opportunities for PremierASPVentures.com to offer specialized expertise and cost-effective solutions for managing a company s business. The widespread use of the Internet will transform employee administrative functions and benefit delivery processes. Business to Business ( b2b ) and Business to Employee (b2e ) opportunities are abundant and growing, and Premier will leverage our existing and developing technologies, relationships and partnerships to embrace and extend these trends.

     BUSINESS OBJECTIVE. Premier s objective is to become the leading provider of comprehensive HR outsourcing services and affinity products and services by leveraging their robust Web based IT service delivery system with our extensive brick and mortar marketing relationships to project a point and click business model on the Web. The seamless connectivity of their PremierASPVentures.com web portal to their extensive database will differentiate Premier s service delivery model from traditional employee administration systems by utilizing technology to enable HR self-service at a distance. Premier intends to leverage the power of the Internet with their web-centric ASP platform implementing a b2b and b2e framework to facilitate communications throughout their clients organizations, and by standardizing their clients HR processes, to promote access to both their comprehensive knowledge base and the service and product offerings of third party vendors.

     BUSINESS STRATEGY. By providing a comprehensive, flexible, connected and scalable solution that integrates all of the people, processes, technologies and third party vendors, Premier s strategy is to implement and maintain HR best practices and realize economies of scale in order to achieve both increased employee productivity and lower costs for their clients. PremierASPVentures.com will generate revenue by offering bundled HR services and Premier will generate additional revenue by offering not only unbundled HR services, but obtain incremental, higher margin revenues by offering value-added employee benefits and financial services products delivered under the umbrella of their comprehensive HR web based and traditional HR services and companies. In addition to expanding their internal sales team, their marketing and growth strategy uses an aggressive acquisition strategy and traditional relationship-based selling with certified public accountants, local union affiliates and insurance broker/agents who can introduce the account servicing teams to small and medium-sized business owners.


 (B) EVENTS THAT FOLLOWED ACQUISITION. The Board of Directors of the resulting company, following the acquisition: (i) immediately canceled eighty-seven million nine hundred and ninety thousand (87,990,000) restricted shares previously issued; (ii) Elected Curtiz J. Gangi and Frank Wright as Officers and Directors of our Corporation; and (iii) all previous Directors of the LCCP resigned after the new directors took office. Following all required actions by the Board of Directors of LCCP, There are a total or forty-nine million, nine hundred and forty-six thousand (49,946,000) shares issued and outstanding.


                        January 1, 2001                     97,936,000
                        Affiliate Cancellation             (87,990,000)
                        -----------------------------------------------
                        Subtotal                             9,946,000
                        Issue for PASP                      40,000,000
                        -----------------------------------------------
                        Total                               49,946,000
                        ===============================================

 (C) NEW BOARD OF DIRECTORS. Curtiz J. Gangi and Frank Wright have been elected to serve until the next meeting of shareholders. The business experience and biographies of the new Directors are as follows:

     Curtiz J. Gangi, age 55, has been an executive in the computer software and hardware industry for over twenty years. Currently he serves as CEO and member of the Board of Directors for the private Company Premier ASP since September 2000. From September 1996 to May 2000 he was the CEO and Chairman of the Board for MuSE Technologies, Inc. in Albuquerque, NM, an advanced multi-user software environment and application publisher. Prior to 1996 he has held positions such as COO for VIScorp in Chicago, IL, a hardware/software developer and content provider; CEO and President for Foton, Inc. in Arlington Heights, IL, a computer software developer and software publisher; President and General Manager for TimeWorks, Inc. Northbrook, IL, a computer software developer and CD Rom software publisher; Vice President of Marketing and Sales for Commodore International, Ltd. In West Chester, PA, a computer manufacturer and CD Rom software publisher; Executive Vice President of Marketing and Sales for Icom Simulations, Inc. in Wheeling, IL, a multi-media software developer and CD Rom and cartridge software publisher; Vice President of Marketing and Sales for Cinemaware Corporation in Westlake Village, CA, a multi-media software developer and CD Rom and cartridge software publisher; Officer of System Sales of Qantel Business Computer Systems, Inc. in Oakbrook, IL, a computer system sales company; and as a Financial Commodity Broker for the Chicago Board of Trade.

     Francis Merton (Frank) Wright CPA, age 79, has over fifty years in accounting experience. He began the practice of accounting in 1949 with Peat, Marwick, Mitchell, was first elected to a partnership in 1959 and continued until retiring in 1984. The present name of the firm is Peat, Marwick, Main KMG after merging with Main, Hurdman KMG. From 1949 to 1969 he specialized in industries such as agri-corporations, petroleum and gas, heavy constructions in connections with missile installations, and finance. Thereafter, with the inception of Medicare and Medicaid, his entire efforts were devoted to the health care industry. Most recently he held the position of Partner-In-Charge for the Health Care Division for the past ten years. His responsibilities included directing and participating in performing numerous financial feasibility studies for hospitals and business organizations. His education includes a Bachelor of Arts in Business Administration from Syracuse University with additional studies at Woodbury University and various other schools and courses in compliance with the requirement that CPA s are compelled to complete 80 hours of relevant continuing education each year.


 (D) SECURITY OWNERSHIP OF MANAGEMENT, AFFILIATES AND 5% BENEFICIAL OWNERS. Disclosure is now provided, based upon the best information available as of the preparation of this Report, of the security ownership following the acquisition.

Name and Address of Beneficial Owner             Ownership                 %
--------------------------------------------------------------------------------
Curtiz J. Gangi                                  2,400,000               4.81
9025  Wilshire  Blvd.  Suite  400
Beverly  Hills  CA  90211
--------------------------------------------------------------------------------
Francis Merton (Frank) Wright CPA                   68,000               0.14
9025  Wilshire  Blvd.  Suite  400
Beverly  Hills  CA  90211
--------------------------------------------------------------------------------
All Officers and Directors as a Group            2,468,000               4.94
--------------------------------------------------------------------------------
Tracey Haggerty (1)                                 68,000               0.14
--------------------------------------------------------------------------------
Platinum  Consulting  Corp.  (1)
Tracey Haggerty President                       21,700,000              43.45
--------------------------------------------------------------------------------
(1) Affiliate Subtotal                          21,768,000              43.58
--------------------------------------------------------------------------------
All Management and  Affiliates                  24,236,000              48.52
--------------------------------------------------------------------------------
Reference Only: Total Shares Outstanding        49,946,000             100.00
--------------------------------------------------------------------------------



 ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS. Yes. Please see Item 1 preceding, and Item 5 following.

          ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT. None.

                    ITEM 3. BANKRUPTCY OR RECEIVERSHIP. None.

     ITEM 5. OTHER EVENTS. On or about April 17, 2001, we signed a definitive agreement to acquire Axium ASP Inc. ("ASP") and its related companies. The agreement called for exchange of common shares of between us and ASP.

     ASP is a production payroll and accounting services company for the entertainment industry. The scope of business relates to the production of feature films, television, commercials and music videos. Production payroll accounting software and support services are the two main product categories that ASP offers to its extensive client base. ASP (and related companies) have realized tremendous growth in revenues, from $40 million to approaching $1 billion, in the last 13 years. ASP has achieved this growth while also securing a reputation as the leader in developing cutting-edge software applications for the production segment of the worldwide entertainment industry.

     Collectively, more than 300 studios, networks and independent production clients count on ASP to meet their complex individual payroll needs. Some clients with established long-term relationships include Disney, Fox, HBO, Miramax, Showtime, Sony, Turner, Universal and Viacom.

     ASP has five offices worldwide, one foreign affiliate, and is the only production payroll and accounting services company with wholly-owned foreign offices in both Canada and Europe. The business has headquarters in Burbank, California, with branch offices in New York, Canada (Toronto and Vancouver), England (London), and an Australian affiliate.

     Ruben  Rodriguez  will  remain  CEO and President of the wholly-owned ASP.

   FINANCIAL STATEMENTS will be filed in connection with our next Quarterly Report on Form 10-QSB, for the three months ended March 30, 2001.


     EXHIBIT

     (8k):10.1  Plan  of  Reorganization:  LCCP  and  PASP



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                             Premier Axium ASP, Inc.

                     (formerly Last Company Clothing, Inc.)

                                       by



 /s/Curtiz  J.  Gangi               /s/Francis  Merton  Wright
    Curtiz  J.  Gangi                  Francis  Merton  Wright
    Director                           Director

                                       52


--------------------------------------------------------------------------------
                                EXHIBIT (8K):10.1

                      PLAN OF REORGANIZATION: LCCP AND PASP
--------------------------------------------------------------------------------

                            SHARE EXCHANGE AGREEMENT
                                       AND
                             PLAN OF REORGANIZATION
                                       BY
                           LAST COMPANY CLOTHING, INC.
                                PREMIER ASP, INC.
                                       AND
                      THE SHAREHOLDERS OF PREMIER ASP, INC.
                          DATED AS OF FEBRUARY 23, 2001

AGREEMENT AND PLAN OF REORGANIZATION ("Agreement") dated February 23, 2001 between Last Company Clothing, Inc., a Nevada corporation ("Buyer" or "LCCP"), premier ASP, Inc. and the stockholders (each individually a "Stockholder" and collectively the "Stockholders") of Premier ASP, Inc., a Delaware corporation ("Company").

     The Stockholders own an aggregate of ten thousand (10,000) shares of voting common stock, $1.00 par value, of the Company, constituting all of the issued and outstanding capital stock of the Company (the "Shares"). The Buyer desires to acquire all of the Shares for voting common shares, $0.001 par value, of the Buyer, in an exchange that qualifies under Sections 354 and 368 of the Internal Revenue Code of 1954, as amended.

     This Agreement is being entered into for the purpose of implementing the foregoing desires, and sets forth the terms and conditions pursuant to which the Company and the Stockholders are selling to the Buyer, and the Buyer is purchasing from the Company and the Stockholders solely in exchange for 100% of the voting common shares of the Buyer, for all of the issued and outstanding Shares of the Company.

     In consideration of the mutual agreement contained herein, the parties agree as follows:

     I.     SALE  OF  THE  SHARES

          1.01. SHARES Being Exchanged. Subject to the terms and conditions of this Agreement, at the Closing provided for in Section 2.01 hereof (the "Closing"), each Stockholder is selling, assigning and delivering to the Buyer the number of Shares set forth in the column marked "Company Shares Owned" on Schedule A, opposite the name of such Stockholder.

         1.02. CONSIDERATION. Subject to the terms and conditions of this Agreement, the Buyer is delivering at the Closing in full payment for the aforesaid sale, assignment and delivery of the Shares, an aggregate of forty million (40,000,000) Common Shares of the Buyer, par value $0.001 per share (the "Buyers" Shares), each Stockholder receiving the number of Buyer's Shares Allocated " on Schedule A.

     II.     CLOSING

          2.01. TIME AND PLACE. The closing of the transaction contemplated by this Agreement is taking place at the offices of the Buyer on or about 20 days following the mailing to the shareholder of the Buyer a Definitive Information Statement pursuant to Rule 14c of the Securities Exchange Act of 1934.

          2.02     DELIVERIES  BY  THE  STOCKHOLDERS.  At  the  Closing,  the
Stockholders are delivering to the Buyer (unless previously delivered) the following:

          2.02 (A). Certificates representing the Shares duly endorsed or accompanied by stock powers duly executed and otherwise in form acceptable for transfer on the books of the Company.

          2.02 (B). The stock books, stock ledgers, minute books and corporate seal of the Company (all other books and records of the Company being located in the Company's corporate premises).

          2.02 (C). The contracts and agreements referred to in Section 4.18 hereof.

          2.02 (D). All other previously undelivered items required to be delivered by the Stockholders to the Buyer at or prior to the Closing.

          2.03. (A) To the Stockholders, (i) certificates representing forty million (40,000,000) Buyer's Shares, in accordance with Section 1.02 hereof, and
(ii) all disclosures previously requested in addition to undelivered items required to be delivered by the Buyer to the Stockholders at or prior to Closing.

          2.04. Actions by the Buyer. At the Closing, the Board of Directors of the Buyer shall: (i) immediately cancel eighty-seven million nine hundred and ninety thousand (87,990,000) restricted shares previously issued, and (ii) Elect to the Board of Directors of the Buyer any number of qualified individuals nominated by the, Stockholders of the Company. and (iii) all previous Directors of the Buyer shall immediately resign following such election. Therefore, following all required actions by the Board of Directors of Buyer: there will be a total or forty-nine million. nine hundred and forty-six thousand (49,946,000) Buyer's shares issued and outstanding and the Board or Directors of Buyer shall be only those individuals nominated by the Stockholders of the Company. It is anticipated that the Board of Directors of Buyer will change the name of the Buyer.

     III.  RELATED  TRANSACTIONS

          3.01.     There  are  no  other  related  transactions.

     IV.  REPRESENTATIONS  AND  WARRANTIES  OF  THE  STOCKHOLDERS

          The Stockholders hereby represent and warrant jointly and severally ("except that in the case of Section 4.01 and 4.02 hereof the representations and warranties contained therein are made severally by the Stockholder) to the Buyer as follows:

          4.01. TITLE TO THE SHARES. Each Stockholder owns, and is transferring to the Buyer at the Closing, good, valid, and marketable title to the number of Shares set forth opposite the name of such stockholder in Section
1.01 hereof, free and clear of all liens, claims, options, charges and encumbrances whatsoever.

          4.02.  VALID  AND  BINDING  AGREEMENTS.  As  to each Stockholder, this
Agreement constitutes the valid and binding agreement of such Stockholder, enforceable in accordance with its terms.

          4.03.  Organization  of  the  Company,  as  listed  in  Schedule  9.

          4.03 (A). The (company is a corporation duly organized, validly existing and if, good standing under the laws of the State of Delaware, and has the corporate power and authority to carry on business as presently conducted,

          4.03 (B). The copies of the Articles of Incorporation, and all amendments thereto, of the Company, as certified by the Secretary of State of Delaware and of the ByLaws, as amended to date, of the Company, as certified by its Secretary, which have heretofore been delivered to the Buyer, are complete and correct copies of the Articles of Incorporation and Bylaws of the company as amended and in effect on the date hereof. All Minutes of the Company are contained in minute books of the Company heretofore furnished to the Buyer for examination and being delivered to the Buyer at the Closing, and no minutes have been included in such minutes books since such examination by the buyer that have not also been furnished to the Buyer.

          4.03 (C). The Company is licensed or qualified to do business as a foreign corporation in any jurisdiction and is not required to be so licensed or qualified or, if required, the failure to be so licensed or qualified will not have a material adverse effect on or result in any material liability to the Company.

          4.04.  Capitalization  of  the  Company.

          4.04 (A). The authorized capital stock of the Company consists solely of ten thousand (10,000) shares of common stock, $1.00 par value, of which ten thousand (10,000) shares are outstanding and no shares are held as treasury shares. All issued shares of the Company are duly authorized, validly issued an outstanding , fully paid, and no assessable.

          4.04 (B). Except for the Shares, there are no shares of capital stock or other securities of the Company outstanding; there are no options, warrants or rights to purchase or acquire any securities of the Company.

          4.05. SUBSIDIARIES AND AFFILIATES. Except for the securities identified on the Balance Sheet (as defined in Section 4.08 hereof), the Company owns 100% capital stock of a corporation and has direct interest in its business. List of subsidiaries and affiliates on Schedule 7.

          4.06 NO VIOLATION OF AGREEMENTS. Neither the execution nor delivery of the Agreement, nor the consummation of the transactions contemplated hereby violates or will violate, or conflicts with or will conflict with, or constitutes a default under or will constitutes a default under any documents relating to the Company.

          4.07  FINANCIAL  STATEMENTS

          4.07 (A). The Stockholders have delivered to the Buyer audited financial statements for the year ended December 31, 2000.


          4.07 (B) The Company hereby agrees to furnish to Buyer quarterly financial statements of the Company. These quarterly statements are due within thirty (30) days following the end of a fiscal quarter. No quarterly financial statement need be provided for the last quarter of the fiscal year. The format of such reports will be specified by the Buyer at the time of closing and may be subsequently changed by the Buyer, from time to time, by giving the Company thirty (30) days notice of such change.

          4.08. NO UNDISCLOSED LIABILITIES Except as set forth on the Balance Sheets, nether the Company or its Stockholders know of any basis for the assertion of liabilities or against the Company not reflected on the Balance Sheets.

          4.09. Absence of Certain Changes, Subject to the most recent Balance Sheets, there have been no material adverse changes in the financial condition of the Company.

          4.11 TITLE TO PROPERTIES. Except as otherwise reflected on the Balance Sheet, the Company has good, valid and marketable title to all its properties and assets, real, personal and mixed, tangible and intangible, including, without limitation, the properties and assets reflected in the Balance Sheet.

          4.12. FIXED ASSETS. Schedule I lists the fixed assets of the Company. Furthermore, the Company warrants all such property to be in good condition or sound working order with no known defects. Furthermore, neither the Company nor any Stockholder has received 'any notification that than is any violation of any building, zoning, or other law, ordinance or regulation in respect of such property and to the best of their knowledge, no such violation exists.

          4.13. LEASES. Schedule 2 lists any and all leases the Company is a party thereto. The Company asserts each said lease is valid, binding and enforceable in accordance with its terms, and is in full force and effect.

          4.14. PATENTS, Trademarks, Trade Names, etc. Schedule 3 lists any and all patents, trademarks, trade names, etc. owned by, under license to or used by the Company.

          4.15. LITIGATION. The Company know of no actions, proceedings, or investigations pending or, to the best knowledge and belief of the Company and the Stockholders, threatened by or against the Company.

          4.16. INSURANCE. The policies of fire, liability, workmen s compensation and product liability are not in effect with respect to the Company and its operations. Schedule 4 lists all insurance policies.

          4.17.BANK  ACCOUNTS.  The  Company  bank  account(s)  are  listed  in
Schedule  5  including  bank,  branch  and  account  number(s).

          4.18. CONTRACTS AND COMMITMENTS. In addition to and specifically identified in the Balance Sheet, the Company has contracts, commitments, arrangements or understandings that are material to its business, operations, financial condition or prospects, except any lease(s) identified in 4.13 above.
Schedule  6  lists  all  such  agreements.

          4.19. COMPLIANCE WITH APPLICABLE LAW. The Company has duly complied, in respect of its operations, real property, machinery and equipment, all other property, practices, and all other aspects of its business, with all applicable laws (whether statutory or other wise). Rules, regulations, ordinances, judgments, and decrees of all governmental authorities (federal, state, local or other "laws"), including, but not limited to, the Federal Occupational Safety and Health Act and all Laws relating to environmental protection and conservation. Neither the Company nor any Stockholder has received any notification of any asserted present or past failure to comply.

          4.20. DISCLOSURE. All facts material to all assets, business, operations, financial condition, and prospects of the Company are reflected in the Balance Sheet, or have been disclosed herein, or have been disclosed to the Buyer in writing. No representation or warranty by the Stockholders contained in this Agreement and no statement contained in any certificate, schedule, list or other writing furnished to the Buyer pursuant to the provisions hereof, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements therein not misleading.

     V. REPRESENTATIONS AND WARRANTIES OF THE BUYER The buyer hereby represents and warrants as follows:

          5.01. ORGANIZATION OF THE BUYER, The Buyer is a corporation duly organized, validly existing and in good standing under the laws of Nevada and has the corporate power and authority to carry on its business as presently conducted and to enter into and perform this Agreement.

          5.02. AUTHORIZATION. The execution and delivery of this Agreement by the Buyer and the consummation by the Buyer of the transactions contemplated hereby have been duly authorized by the Buyers Board of Directors and the approval thereof by the Buyers Stockholders required by law prior to closing, and the Buyer is delivering at the Closing a complete and correct copy, certified by its Secretary or Assistant Secretary, of the relevant resolutions adopted at the meeting or meetings at which such authorization took place.

          5.03. VALID AND BINDING AGREEMENT. This Agreement constitutes a valid and binding agreement of the Buyer, enforceable in accordance with its terms.

          5.04. NO VIOLATION. Neither the execution and delivery of this Agreement nor the consummation by the Buyer of the transactions contemplated hereby violates or conflicts with the certificate of incorporation or by-laws of the Buyer or any agreement or other restriction of any kind of which the Buyer is a party or by which it is bound.

          5.05. NO PREEMPTIVE RIGHTS. The stockholders of the Buyer are not by virtue of their ownership of the Buyers common share entitled to any preemptive rights or subscription privileges with respect to the Buyers Shares to be issued hereunder.

          5.06. DELIVERY OF REPORTS. The Buyer will deliver to each of the shareholders and the Company its Annual Report for the fiscal year ending December 31, 2000.

          5.07. VALIDITY OF THE BUYER'S SHARES. All of the Buyers Shares being delivered hereunder are duly authorized, validly issued, and outstanding, fully paid and non-assessable, and have been approved (subject to official notice of issuance) for listing on the NASD OTCBB.

          5.08. COMPLIANCE WITH RULE 144. Upon receipt from time to time of written notice from any Stockholder that such Stockholder presently intends to make routine sales of the Buyers Shares under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act"), the Buyer will use its best efforts to make available the information necessary under Rule 144(c) to enable such sales to be made. Such obligation will continue until the earlier of the completion of all sales then intended to be made by the Stockholder or the end of the three month period commencing on the date of such notice, provided that a further notice indicating a continued present intention to make routine sales of the Buyer's Shares under Rule 144 shall be deemed a new notice for purposes of this Section 5.08.

     VI.  SURVIVAL  OR  REPRESENTATIONS;  INDEMNIFICATION;  SET-OFF

          6.01. SURVIVAL OF REPRESENTATIONS. All representations, warranties, and agreements made by any party in this Agreement or pursuant hereto shall survive the Closing hereunder and any investigation at any time made by or on behalf of any party hereto

          6.02. STATEMENTS AS REPRESENTATIONS. All Statements contained in any certificate, schedule, list, document, or other writing delivered pursuant hereto or in connection with the transactions contemplated hereby shall be deemed representations and warranties within the meaning of Section 6.01 hereof.

     VII.  PROVISIONS  REGARDING  BUYER'S  SHARES

          7.01. REPRESENTATIONS BY THE STOCKHOLDERS. Each Stockholder represents and warrants to the Buyer that it is his present intention to acquire the Buyer's Shares for investment and not with a view to the distribution or resale thereof, and is confirming such intention to the Buyer by letter simultaneously with the execution hereof.

          7.02. AGREEMENTS BY THE STOCKHOLDER. Each Stockholder agrees that he will not offer, sell transfer, assign, mortgage, pledge or otherwise dispose of or encumber any of the Buyers Shares delivered to him pursuant to this Agreement (a) if such action would prevent the Buyer from accounting for the acquisition of the Shares as a "pooling of interests" and (b) unless (i) in the opinion of counsel to the Buyer or in the opinion of the Division of Corporate Finance (the "Division") of the Securities and Exchange Commission (the "Commission") expressed in a "no action" letter (which letter and the request therefore shall be in form and substance satisfactory to. counsel for the Buyer) registration of such sales under the Act, and the rules and regulations of the Commission therefore, as then in effect, is not required in connection with such transaction; (ii) sale of the buyer's Shares is permissible under Rule 144 of the Commission under the Act, in which event the Stockholder shall furnish the Buyer with an opinion of counsel (which counsel shall be reasonably satisfactory to counsel for the Buyer and which opinion shall be in form and substance reasonably satisfactory to the Buyer) the effect that the sale of the Buyer's Shares proposed to be sold is permissible under Rule 144, provided that the Buyer agrees to make such representation as may be reasonably requested by such counsel and that the Buyer can then accurately make concerning the Buyer's qualification under Rule 144 (c); or (iii) a registration statement under the Act is then in effect with respect to such shares and the purchase or transferee has been furnished with a prospectus meeting the requirements of Section 10 of the Act.

          7.03. LEGEND, ETC, Each Stockholder agrees that the Buyer may endorse on any certificate for the Buyer's Shares to be delivered to or on behalf of the Stockholder pursuant to this Agreement an appropriate legend referring to the provision of Section 8.01 and 8.02 hereof, and that the Buyer may instruct its transfer agent not to transfer any such shares unless advised by the Buyer that such provision has been complied with.

     VII.      MISCELLANEOUS

          8.01. FURTHER ASSURANCES. From time to time, at the Buyer's request and without further consideration, each stockholder will execute and deliver to the Buyer such documents and take such action as the Buyer may reasonably request in order to consummate more effectively the transactions contemplated hereby and to vest in the Buyer good, valid and marketable title to the Shares.

          8.02. PARTIES IN INTEREST. Except as otherwise expressly provided herein, all the terms and provision of this agreement shall be binding upon, shall inure to the benefit of, and shall be enforceable by the respective heirs, beneficiaries, personal and legal representatives, successors, and assigns of the parties hereto.

          8.03. ENTIRE AGREEMENT. This Agreement, including the exhibits, schedules, lists and other documents and writing referred to herein or delivered pursuant hereto, which form a part hereof, contains the entire understanding of the parties with respect to this subject matter.

          8.04. HEADINGS, ETC. The section and paragraph headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretations of this Agreement.

          8.05. NOTICE. All notice, request, demands and other communications hereunder ("Notices") shall be in writing and shall be deemed to have been duly given if delivered or mailed (registered or certified mail, postage prepaid, return receipt requested) as follows:

          If  to  Premier ASP, Inc.     To the address(es) set forth on Schedule
A.

          If  to  the  -buyer:
          Attention  To     Kirt  W.  James,  President
          Company     Last  Company  Clothing,  Inc.
          Address     24843  Del  Prado  Suite  318
          City,  State,  Zip     Dana  Point,  California  92629

     Or such other address(es) as any party may have furnished to the others in writing in accordance herewith, except that Notices of change of address(es) shall only be effective upon receipt. All Notices shall be deemed received on the date of delivery or, if mailed, on the date appearing on the return receipt therefore,

          8.06. COUNTERPARTS. This agreement may be executed simultaneously in several counterparts, each of which be deemed an original but all of which together shall constitute one and the same instrument.

          8.07. This Agreement shall be governed by and construed pursuant to the laws of the Nevada


     IX.  TERMINATION

     This  Agreement may be terminated at any time prior to the Closing Date by:

          9.01. Mutual Agreement of the Company's Stockholders, Premier ASP and LCCP.

          9.02. The Premier ASP Stockholders or Premier ASP, if there has been a breach by LCCP of any material representation, warranty, covenant or agreement set forth in this Agreement on the part of LCCP that is not cured, to the reasonable satisfaction of the Premier ASP Stockholders or Premier ASP, within 10 business days after notice of such breach is given by the Premier ASP Stockholders or Premier ASP (except that no cure period will be provided for a breach by LCCP that by its nature cannot be cured):

          9.03 LCCP, if there has been a breach by the Premier ASP Stockholders or Premier ASP of any material representation, warranty, covenant or agreement set forth in this Agreement on the part of the Premier ASP Stockholders or Premier ASP that is not cured by the breaching party, to the reasonable satisfaction of LCCP, within 10 business days after notice of such breach is given by LCCP (except that no cure period will be provided for a breach by the premier ASP Stockholders or Premier ASP that by its nature cannot be cured);

          9.04 the Premier ASP Stockholders or LCCP, if the transactions contemplated by this Agreement have not been consummated prior to the Closing, unless the parties agree to extend such date; or

     (1) The Premier ASP Stockholders or LCCP if any permanent injunction or other order of a governmental entity of competent authority preventing the consummation of the transactions contemplated by this Agreement has become final and non-appealable.

     The party wishing to invoke its right to terminate this Agreement will notify the other parties in writing of its intention and setting forth an effective date for such termination.

          Effect of Termination. In the event of the termination of this Agreement as provided in Section 9, this Agreement will be of no further force or effect; provided, however, that no termination of this Agreement will relieve any party of liability for any breach of this Agreement that is based on a wrongful refusal or failure to perform any obligations or for any covenant that by its nature survives termination of this Agreement.



     IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the Stockholders of the Company and by a duly authorized officer of the Buyer on the date first written.



By:/s/Kirt  W.  James                          By:/s/Curtiz  Gangi
      Kirt  James,  President  and  Director         Curtiz  Gangi,  CEO

Last  Company  Clothing,  Inc.                    Premier  ASP,  Inc.

