Form 10QSB
period 2001-06-30
PREMIER AXIUM ASP INC
filed 2001-08-23
CIK 1084983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . .to . . . . . . . . . . . . .
Commission file number. . . . . . . . . . . . . . . . . . . . . . . . .000-30567


                             Premier Axium ASP, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                        88-0422308
 ---------------------------------             ---------------------------------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                    Identification No.)


                              10922 Coppola Street
                                Las Vegas, Nevada
                              --------------------
                    (Address of principal executive offices)


                                      89141
                                      -----
                                   (Zip Code)


                                 (702) 616-1986
                                 --------------
              (Registrant's telephone number, including area code)




              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes. . X. .   No. .. . .

        The number of shares of Common Stock, par value $.001 per share, outstanding as of June 30, 2001:
                                   50,096,000



         Traditional Small Business Disclosure Format:

Yes. . X. .   No. .. . .

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company has prepared the financial statements included herein for the six months ended June 30, 2001, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                             PREMIER AXIUM ASP, INC.

                                 ---------------









                              FINANCIAL STATEMENTS

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                    PAGE NO.
                                                                   ----------


Financial Statements:

         Balance Sheet                                                 1

         Statement of Income and Retained Earnings                     2

         Statement of Cash Flows                                     3 - 4

         Notes to Financial Statements                              5 - 10


Supplemental Information:

         Schedule 1  -  Statement of Expenses                         11

                             PREMIER AXIUM ASP, INC.
                        BALANCE SHEET AS OF JUNE 30, 2001
                        ---------------------------------


                                     ASSETS
                                     ------

Current assets:
            Cash and cash equivalents
                    Cash on hand and in bank                                                       $        13,753
            Receivables                                                                                    142,038
            Prepaid expenses                                                                                 5,000
            Loans receivable - shareholders                                                                  4,000
                                                                                                   ---------------

                    Total current assets                                                                   164,791

Property and equipment, net of accumulated depreciation                                                     13,035

Deposit                                                                                                      1,000
                                                                                                   ---------------

                                      Total assets                                                 $       178,826
                                                                                                   ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
            Accounts payable                                                                       $       102,583
            Accrued expenses                                                                                 3,316
            Current portion - notes payable                                                                 52,696
            Loans payable                                                                                   44,761
                                                                                                   ---------------

                    Total current liabilities                                                              203,356
                                                                                                   ---------------

                                      Total liabilities                                                    203,356

Stockholders' equity:
            Common stock - $.001 par value, 1,000,000,000 shares autho-
            rized, 50,096,000 shares issued and outstanding                                                 50,096
            Contributed capital                                                                            418,045
            Retained deficit                                                                              (492,671)
                                                                                                   ---------------

                    Total stockholders' equity                                                             (24,530)
                                                                                                   ---------------

                                      Total liabilities and stockholders' equity                   $       178,826
                                                                                                   ===============

                             PREMIER AXIUM ASP, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001
               --------------------------------------------------

                                                                                            Qtr ended         Year to Date


Income:
           Commissions earned                                                            $        83,422     $       126,216


Operating Expenses (Schedule 1):                                                                 350,691             490,478
                                                                                         ---------------     ---------------


                     Loss from operations                                                       (267,269)           (364,262)

Income tax expense                                                                                     0                   0
                                                                                         ---------------     ---------------


Net loss                                                                                        (267,269)           (364,262)


           Retained deficit - beginning of period  (as restated)                                (225,402)           (128,409)
                                                                                         ---------------     ---------------


                     Retained deficit - end of period                                    $      (492,671)    $      (492,671)
                                                                                         ===============     ===============

                             PREMIER AXIUM ASP, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001
               --------------------------------------------------

                                                                                            Qtr ended          Year to Date

Cash flows from operating activities:
           Net loss                                                                      $      (267,268)    $      (364,262)

Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                              700               1,400
           Interest expense                                                                        1,014               2,027
           Changes in assets and liabilities:
                  Decrease (increase)  in accounts receivables                                  (134,079)           (132,502)
                  Decrease (Increase) in deposits                                                                     (1,000)
                  Increase (decrease) in accounts payable                                         89,385              68,895
                  Increase (decrease) in accrued expenses                                                            (30,924)
                                                                                         ---------------     ---------------

                  Net cash used by operating activities                                         (310,248)           (456,366)

Cash flows from investing activities
           Loans to shareholders, net                                                                                 (4,000)
                                                                                         ---------------     ---------------

                  Net cash provided by investing activities                                         --                (4,000)

Cash flows from financing activities:
           Payments on  notes payable                                                             (4,541)           (105,313)
           Exchange of stock from merger                                                                             104,509
           Issuance of common stock                                                                  150              50,096
           Contribution of capital                                                               299,850             380,525
                                                                                         ---------------     ---------------

                                                                                         ---------------     ---------------

                  Net cash used by financing activities                                          295,459             429,817
                                                                                         ---------------     ---------------

Net decrease in cash and equivalents                                                             (14,789)            (30,549)

Cash and equivalents at beginning of period                                                       28,542              44,302
                                                                                         ---------------     ---------------


Cash and equivalents at end of period                                                    $        13,753     $        13,753
                                                                                         ===============     ===============

                             PREMIER AXIUM ASP, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001
               --------------------------------------------------


SUPPLEMENTAL DISCLOSURES:
-------------------------


         Accounting Policy:   The company considers all liquid assets with a
                              maturity date of 90 days or less to be "cash equivalents".


         Income Tax Note:     No income taxes have been paid.


         Interest Note:       No interest has been paid.

                             PREMIER AXIUM ASP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001
                       -----------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Nature of Business: The Company is an admistrator of employee benefits. Currently, the Company primarily administers Section 125 Cafeteria plans.

Organization of Corporation: The corporation was incorporated on September 26, 2000 in the state of Delaware. Premier Product and Resouces, Inc. (a California corporation) incorporated on October 12, 2000, is a wholly owned subsidiary of the Company. The financial statements are presented are consolidated of the parent and subsidiary.

Related Party Transactions: The Company has loaned a shareholder a total of $4,000 (Q1). In addition, the Company entered a Assignment, Assumption and Management Services Agreement with PayPro.net. The Company owes $4,000 to PayPro Resources, Inc., a division of PayPro.net. The Company also owes Pay- Flex Corporation $22,000 (Q1) and $34,507 (Q2) for a loan. PayFlex Corporation is a third party administrator that has a management agreement with the Company. In this agreement, the Company refers administration of Section 125 Cafeteria plans to PayFlex, and the Company retains the commission income.

Property Plant and Equipment: Property plant and equipment are recorded at historical cost and depre- ciated over their estimated useful lives on the straight line method. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to income as incurred. Depreciation expense for the quarters ended March 31, 2001 and June 30, 2001 was $700 each quarter.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentra- tion of credit risk consist principally of cash deposits. The Company generally limits its exposure to credit risk from balances on deposit in financial institutions in excess of the FDIC insured limit.

Revenue Recognition of Commission Income: The Company includes income from insurance commis- sions as earned. Pursuant to an assignment agreement between PPR Insurance Corp., commissions due to PPR Insurance Corporation that are received by the Company are assigned to the Company and is recognized as income to the Company.

Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at March 31, 2001 and June 30, 2001 and revenues and expenses during the quarters then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Income Taxes: Income taxes are provided for the tax effects of transactions reported in the financial state- ments and consist of taxes currently due. The results of operations for the year then ended shows a net loss and accordingly, no income taxes are due.

                             PREMIER AXIUM ASP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001
                       -----------------------------------


NOTE 2 - CASH IN BANK
---------------------

              Union Bank of California - general acct                                              $           (15)
              Union Bank of California - commission acct                                                       132
              Union Bank of California - premium acct                                                       14,514
              Wells Fargo Bank                                                                              (2,324)
              California Federal Bank                                                                        1,445
                                                                                                   ---------------

                                                                                                   $        13,753
                                                                                                   ===============


NOTE 3 - RECEIVABLES
--------------------

              Commissions receivable                                                               $       127,986
              Returned check receivable                                                                        916
              Employee receivable                                                                           13,136
              Administration fees receivable
                                                                                                   ---------------

                                                                                                   $       142,038
                                                                                                   ===============


NOTE 4 - PROPERTY AND EQUIPMENT, NET
------------------------------------

              The following is a summary of property and equipment at cost at June 30, 2001:

                           Furniture and fixtures                                                  $        15,134
                           Less:  accumulated depreciation                                                  (2,099)
                                                                                                   ---------------

                                                                                                   $        13,035
                                                                                                   ===============


NOTE 5 - PREPAID EXPENSES
-------------------------

              Rent                                                                                 $         5,000
                                                                                                   ===============


NOTE 6 - DEPOSITS
-----------------

              Lease vehicle deposit                                                                $         1,000
                                                                                                   ===============

                             PREMIER AXIUM ASP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001
                       -----------------------------------


NOTE 7 - ACCOUNTS PAYABLE
-------------------------

               Accounts payable - trade                                                            $        20,825
               Premiums due                                                                                 81,758
                                                                                                   ---------------

                                                                                                   $       102,583
                                                                                                   ===============



NOTE 8 - ACCRUED EXPENSES
-------------------------

               Payroll taxes                                                                       $         3,316
                                                                                                   ===============



NOTE 9 - NOTES PAYABLE
----------------------

Notes payable consist of the following:

        Note payable to ASP Ventures Corporation secured by inter alia by the
        Company's general credit. Interest accrues at 8% per annum, accrued interest and principal due on October 3,
        2001.  Note can be prepaid at any time                                                     $        52,696
                                                                                                   ===============

                             PREMIER AXIUM ASP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001
                       -----------------------------------


NOTE 9 - NOTES PAYABLE (Continued)
----------------------------------

              Future aggregate minimum principal payments are as follows:


              Quarter Ending March 31,                               Amount
                                                                 ---------------

                            2002                                 $        51,682
                            2003                                            --
                            2004                                            --
                            2005                                            --
                            2006                                            --
                            Thereafter                                      --
                                                                 ---------------

                                                                 $        51,682
                                                                 ===============



NOTE 10 - LOANS PAYABLE
-----------------------
                                                                     6/30/01
              Loans payable consists of the following:


                            PayPro Resources                     $         4,000
                            Platinum Consulting Corp.                      6,254
                            PayFlex Corporation                           34,507
                                                                 ---------------

                                                                 $        44,761
                                                                 ===============

                             PREMIER AXIUM ASP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001
                       -----------------------------------



NOTE 11 - LEASE/COMMITMENTS
---------------------------

The Company leases its facilities from Prothero Enterprises, Inc. in accordance with the terms of a lease dated September 15, 2000. The lease calls for monthly payments of $4,880 payable the first of each month commen- cing October 1, 2000 to September 1, 2003. Rent expense for the quarter ended June 30, 2001 was $21,808 and for the quarter ended March 31, 2001 was $20,008.

The Company has assumed a lease obligation of office furniture to FirstCorp on October 1, 2000. The remain- ing term of the lease obligation is 24 months of $2,163 per month.

The Company entered a rental agreement to ComDirect, Inc. to rent a telephone system on October 18, 2000. The rental is month to month with monthly payments of $1,013 plus tax.


       Future minimum lease payments are as follows:

                    Years ending December 31,

                                    2002                       $       84,516
                                    2003                               71,538
                                    2004                               24,400
                                    2005                                    0
                                    2006                                    0
                                 Thereafter                                 0
                                                               --------------

                                                               $      180,454
                                                               ==============


NOTE 12 - PLAN OF REORGANIZATION
--------------------------------

On March 29, 2001, the Company completed a plan of reorganization whereby all authorized and issued shares of capital stock were exchanged for 40,000,000 shares of capital stock in Last Company Clothing, Inc. Subse- quently, Last Clothing Company, Inc., changed its name to Premier Axium ASP, Inc.

                             PREMIER AXIUM ASP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001
                       -----------------------------------




NOTE 13 - PRIOR PERIOD ADJUSTMENT
---------------------------------

Certain errors, resulting in the understatement of previously reported assets and income for the prior year, were corrected during the quarter ended March 31, 2001, resulting in the following change to retained earnings as of March 31, 2001:

         Retained deficit - January 1, 2001 as previously reported                                          $      (123,529)

         Incorrect allocation of rent expense                                                                        (4,880)
                                                                                                            ---------------


         Retained deficit - January 1, 2001 as adjusted                                                     $      (128,409)
                                                                                                            ===============

                 S U P P L E M E N T A L   I N F O R M A T I O N
                 -----------------------   ---------------------

                             PREMIER AXIUM ASP, INC.
                                   SCHEDULE 1
                              STATEMENT OF EXPENSES
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001
               --------------------------------------------------

                                                                                            Qtr ended           Year to Date

Adjustment                                                                               $         3,131     $          3131
Automobile                                                                                         5,979               6,468
Bank fees                                                                                            322                 388
Computer equipment                                                                                   764               1,771
Computer software and supplies                                                                     1,051               1,281
Consulting fee                                                                                   110,700             116,200
Disability                                                                                         1,945               1,945
Deferred compensation                                                                               --                 5,500
Depreciation                                                                                         700               1,400
Employee reimbursement                                                                            27,558              45,145
Entertainment                                                                                      4,340               5,249
Equipment rental                                                                                  19,612              29,453
Insurance                                                                                            542                 542
Interest                                                                                           1,013               2,026
Internet                                                                                                               2,337
Legal and audit                                                                                    6,150               6,150
Licences and permits                                                                                 164                 309
Miscellaneous                                                                                     17,905              18,574
Office supplies                                                                                    3,071               4,085
Outside services                                                                                   2,192               3,005
Postage and freight                                                                                1,559               1,790
Printing                                                                                           1,011               1,011
Professional development                                                                                                 833
Professional fees                                                                                                      5,000
Property tax                                                                                         125                 125
Rent                                                                                              21,808              36,936
Salaries                                                                                         109,049             171,160
Service charge                                                                                        43               1,214
Taxes - other                                                                                        200                 270
Taxes - payroll                                                                                                        3,316
Telephone                                                                                          9,203              13,310
Travel                                                                                               554                 554
                                                                                         ---------------     ---------------


             Total Operating Expenses                                                    $       350,691     $       490,478
                                                                                         ===============     ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         We have not had revenues from operations for the previous two fiscal years. As disclosed in our Form 10-QSB filed on May 22, 2001, the plan of operation that we discussed in our Form 8-K filed on April 25, 2001 contains our plan of operation for the 12 month period from May 22, 2001. Supplemental to the information disclosed in said Form 8-K, the following pertains to plan of operation.

         (A) CASH REQUIREMENTS. As previously disclosed we recently acquired Premier ASP, Inc. We have also recently entered into agreements to acquire Savvy Employer Inc., a paycheck writing company, and Active Employment Solutions, Inc., a payroll management company. To satisfy our cash requirements for the next 12 months of operations, we may be required to obtain additional cash through equity offerings of our securities or by borrowing funds from outside lenders or our shareholders. We have not yet quantified our cash needs because certain terms of our proposed acquisitions have not been finalized. We do not anticipate a problem in obtaining the required cash to sustain our operations over the next 12 months.

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

         (D) SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES. As a result of the acquisition of Premier ASP, Inc., The Savvy Employer Inc. and Active Employment Solutions, Inc., we currently have 15 employees. If the acquisition of Cascade National Insurance Company, Inc. is completed, we will add a significant number of new employees.


PART II   OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are not party to any material legal proceedings. The action filed by us against HJS Financial Services, Inc., and disclosed in our Form 10-QSB filed on May 22, 2001, was recently dismissed and we do not intend to appeal.

Item 2.  Changes in Securities and Use of Proceeds.

         NONE

Item 3.  Default Upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

Item 5.  Other Information

         The previously disclosed deal with Axium ASP, Inc. has been terminated. As a result of our desire to provide a full suite of services to our customers, we acquired two separate companies, The Savvy Employer Inc., a paycheck writing company, and Active Employment Solutions, Inc., a payroll management company, each of which closed on August 8, 2001. We are still working on the previously disclosed transaction between us and Cascade National Insurance Company. The transaction is still pending and the relevant agreements are being amended.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) 10.01 Agreement and Plan of Reorganization, dated July 16, 2001, between Premier Axium ASP, Inc. and all of the Stockholders of The Savvy Employer, Inc.

              10.02 Agreement and Plan of Reorganization, dated July 16, 2001, between Premier Axium ASP, Inc. and all of the Stockholders of Active Employment Solutions, Inc.

         (b) During the quarter ended June 30, 2001, the Company filed a report on form 8-K on April 25, 2001, containing information under item 1, item 2 and item 5.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Premier Axium ASP, Inc. has caused this notification to be signed on its behalf by the undersigned officer, thereunto duly authorized.

Date:  August 22, 2001

                  PREMIER AXIUM ASP, INC.


                  By:      /s/  Christine McKiernan
                      -------------------------------
                  Title:   President and Chief Operating Officer