Form 10QSB
period 2001-09-30
PREMIER AXIUM ASP INC
filed 2001-11-19
CIK 1084983

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . .to . . . . . . . . . . .
Commission file number. . . . . . . . . . . . . . . . . . . . . 000-30567

                             Premier Axium ASP, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                                     88-0422308
------------------------------------                    -----------------------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)


                            1045 West Katella Avenue
                               Orange, California
                    (Address of principal executive offices)

                                      92867
                                      -----
                                   (Zip Code)

                                 (714) 516-3800
                                 --------------
              (Registrant's telephone number, including area code)



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

Yes. . X. .   No. .. . .

        The number of shares of Common Stock, par value $.001 per share, outstanding as of September 30, 2001:
                                   62,996,000



         Traditional Small Business Disclosure Format:

Yes. . X. .   No. .. . .

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company has prepared the financial statements included herein for the nine months ended September 30, 2001, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements were prepared internally in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                            PREMIER AXIUM ASP, INC.

                                ----------------


                              FINANCIAL STATEMENTS

            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                     PAGE NO.
                                                                  --------------


Financial Statements:

              Balance Sheet                                                5

              Statement of Income and Retained Earnings                    6

              Statement of Cash Flows                                  7 - 8

              Notes to Financial Statements                            9 - 13


Supplemental Information:

              Schedule 1  -  Statement of Expenses                        15

                             PREMIER AXIUM ASP, INC.
                     BALANCE SHEET AS OF SEPTEMBER 30, 2001

                         -------------------------------

                                                                                             9/30/01
                                     ASSETS

Current assets:
             Receivables                                                                    $ 138,538
             Prepaid expenses                                                                   5,000
             Loans receivable - shareholders                                                    4,000
                                                                                            ---------

                    Total current assets                                                      147,538

Property and equipment, net of accumulated depreciation                                        15,247

Deposit                                                                                         1,000
                                                                                            ---------

                                      Total assets                                          $ 163,785
                                                                                            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable                                                               $ 124,129
             Cash overdraft                                                                       121
             Accrued expenses                                                                   7,316
             Current portion - notes payable                                                   52,696
             Loans payable                                                                     27,343
                                                                                            ---------

                    Total current liabilities                                                 211,605
                                                                                            ---------

                                      Total liabilities                                       211,605

Stockholders' equity:
             Common stock - $.001 par value, 100,000,000 shares autho-
             rized, 62,996,000 shares issued and outstanding                                   49,946
             Contributed capital                                                              568,045
             Retained deficit                                                                (515,961)
                                                                                            ---------

                    Total stockholders' equity                                                102,030
                                                                                            ---------

                                      Total liabilities and stockholders' equity            $ 313,635
                                                                                            =========

                             PREMIER AXIUM ASP, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                      -------------------------------------

                                                                        Qtr ended          9 months
                                                                         9/30/01            9/30/01

Income:
           Commissions earned                                           $  39,800         $ 160,141


Operating Expenses (Schedule 1):                                           63,090           552,573
                                                                        ---------         ---------


                     Loss from operations                                 (23,290)         (392,432)

Income tax expense                                                              0                 0
                                                                        ---------         ---------


Net loss                                                                  (23,290)         (392,432)


           Retained deficit - beginning of period  (as restated)         (492,671)         (123,529)
                                                                        ---------         ---------


                     Retained deficit - end of period                   $(515,961)        $(515,961)
                                                                        =========         =========

                             PREMIER AXIUM ASP, INC.
                             STATEMENT OF CASH FLOWS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                       -----------------------------------

                                                                              Qtr ended         9 months
                                                                               9/30/01          9/30/01

Cash flows from operating activities:
           Net loss                                                          $ (23,290)        $(392,432)

Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                            700             2,100
           Interest expense                                                          0
           Changes in assets and liabilities:
                   Decrease (increase)  in accounts receivables                  3,500          (129,002)
                   Decrease (Increase) in deposits                                                (1,000)
                   Increase (decrease) in accounts payable                      21,546            90,441
                   Increase (decrease) in accrued expenses                       4,000           (26,924)
                                                                             ---------         ---------

                   Net cash used by operating activities                         6,456          (456,817)

Cash flows from investing activities
           Loans to shareholders, net
           Purchase of fixed assets                                             (2,912)           (2,912)
                                                                             ---------         ---------

                   Net cash provided by investing activities                    (2,912)           (2,912)

Cash flows from financing activities:
           Payments on notes payable                                           (17,418)         (120,704)
           Proceeds from contributed capital                                                     485,914
           Proceeds from the sale of capital stock                                                50,096
                                                                             ---------         ---------

                   Net cash used by financing activities                       (17,418)          415,306
                                                                             ---------         ---------

Net decrease in cash and equivalents                                           (13,874)          (44,423)

Cash and equivalents at beginning of period                                     13,753            44,302
                                                                             ---------         ---------


Cash and equivalents at end of period                                        $    (121)        $    (121)
                                                                             =========         =========


                             PREMIER AXIUM ASP, INC.
                             STATEMENT OF CASH FLOWS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                        ---------------------------------




 SUPPLEMENTAL DISCLOSURES:



      Accounting Policy:      The company considers all liquid assets with
                              a maturity date of 90 days or less to be "cash equivalents".



      Income Tax Note:        No income taxes have been paid.



      Interest Note:          No interest has been paid.

                             PREMIER AXIUM ASP, INC.
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                   ------------------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company is an admistrator of employee benefits. Currently, the Company primarily administers Section 125 Cafeteria plans.

Organization of Corporation: The corporation was incorporated on September 26, 2000 in the state of Delaware. Premier Product and Resouces, Inc. (a California corporation) incorporated on October 12, 2000, is a wholly owned subsidiary of the Company. The financial statements are presented as consolidated of the parent and subsidiary, without giving effect to acquisitions subsequent to July 30, 2001.

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

Property Plant and Equipment: Property plant and equipment are recorded at historical cost and depreciated over their estimated useful lives on the straight line method. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to income as incurred. Depreciation expense for the quarters ended March 31, June 30, and September 30, 2001 was $700 each quarter.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company generally limits its exposure to credit risk from balances on deposit in financial institutions in excess of the FDIC insured limit.

Revenue Recognition of Commission Income: The Company includes income from insurance commissions as earned. Pursuant to an assignment agreement between PPR Insurance Corp., commissions due to PPR Insurance Corporation that are received by the Company are assigned to the Company and is recognized as income to the Company.

Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at March 31, June 30, and September 30, 2001 and revenues and expenses during the quarters then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Income Taxes: Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. The results of operations for the year then ended shows a net loss and accordingly, no income taxes are due.

                             PREMIER AXIUM ASP, INC.
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                   -------------------------------------------

                                                                                      9/30/01
NOTE 2 - CASH IN BANK

              Union Bank of California - general acct                                $    (151)
              Wells Fargo Bank                                                              30
                                                                                     ---------

                                                                                     $    (121)
                                                                                     =========


NOTE 3 - RECEIVABLES

              Commissions receivable                                                 $ 127,986
              Returned check receivable                                                    916
              Employee receivable                                                        9,636
              Administration fees receivable
                                                                                     ---------

                                                                                     $ 138,538
                                                                                     =========


NOTE 4 - PROPERTY AND EQUIPMENT, NET

              The following is a summary of property and equipment at cost at June 30, 2001 and March 31, 2001:

                           Furniture and fixtures                                    $  18,046
                           Less:  accumulated depreciation                              (2,799)
                                                                                     ---------

                                                                                     $  15,247
                                                                                     =========


NOTE 5 - PREPAID EXPENSES

              Rent                                                                   $   5,000
                                                                                     =========


NOTE 6 - DEPOSITS

              Lease vehicle deposit                                                  $   1,000
                                                                                     =========

                             PREMIER AXIUM ASP, INC.
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                     --------------------------------------

                                                                           9/30/01
NOTE 7 - ACCOUNTS PAYABLE

               Accounts payable - trade                                   $  42,371
               Premiums due                                                  81,758
                                                                          ---------

                                                                          $ 124,129
                                                                          =========



NOTE 8 - ACCRUED EXPENSES

               Loan - OC Payflex Reimb.                                   $   4,000
               Payroll taxes                                                  3,316
                                                                          ---------

                                                                          $   7,316
                                                                          =========

NOTE 9 - LOANS PAYABLE
                                                                           9/30/01
               Loans payable consists of the following:

                            AMCI                                          $ 124,643
                            Suspense                                        (24,918)
                            PayPro Resources                                  4,000
                            Platinum Consulting Corp.                        19,300
                            PayFlex Corporation                              45,007
                            Offset-PPRI                                    (140,689)
                                                                          ---------

                                                                          $  27,343
                                                                          =========

                             PREMIER AXIUM ASP, INC.
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                   ------------------------------------------

NOTE 10 - LEASE/COMMITMENTS

The Company leases its facilities from Prothero Enterprises, Inc. in accordance with the terms of a lease dated September 15, 2000. The lease calls for monthly payments of $4,880 payable the first of each month commencing October 1, 2000 to September 1, 2003. Rent expense for the quarter ended September was $9,760, for the quarter ended June 30, 2001 was $21,808, and for the quarter ended March 31, 2001 was $15,128.

The Company has assumed a lease obligation of office furniture to FirstCorp on October 1, 2000. The remaining term of the lease obligation is 24 months of $2,163 per month.

The Company entered a rental agreement to ComDirect, Inc. to rent a telephone system on October 18, 2000. The rental is month to month with monthly payments of $1,013 plus tax.


       Future minimum lease payments are as follows:

               Years ending December 31,

                        2002                  $ 84,516
                        2003                    71,538
                        2004                    24,400
                        2005                         0
                        2006                         0
                  Thereafter                         0
                                              --------

                                              $180,454
                                              ========




                                              --------


                                              ========

                             PREMIER AXIUM ASP, INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE QUARTERS ENDED JUNE 30, 2001 AND MARCH 31, 2001
                        --------------------------------




NOTE 11 -  PRIOR PERIOD ADJUSTMENT

Certain errors, resulting in the understatement of previously reported assets and income for the prior year, were corrected during the quarter ended March 31, 2001, resulting in the following change to retained earnings as of March 31, 2001:


    Retained deficit - January 1, 2001 as previously reported        $(123,529)

    Incorrect allocation of rent expense                                (4,880)
                                                                     ---------


    Retained deficit - January 1, 2001 as adjusted                   $(128,409)
                                                                     =========

               S U P P L E M E N T A L     I N F O R M A T I O N

                             PREMIER AXIUM ASP, INC.
                                   SCHEDULE 1
                              STATEMENT OF EXPENSES
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                         -------------------------------

                                                                          Qtr ended
                                                                           9/30/01

               Advertising                                             $           247
               Automobile                                                        1,192
               Bank fees                                                           507
               Cell phone                                                          922
               Computer software and supplies                                       42
               Disability                                                          327
               Depreciation                                                        700
               Employee reimbursement                                            1,815
               Entertainment                                                     1,298
               Equipment leasing                                                   753
               Equipment rental                                                  1,089
               Fees                                                                250
               Insurance                                                           127
               Legal and audit                                                   2,435
               Office supplies                                                     378
               Outside services                                                    222
               Postage and freight                                                 408
               Printing                                                          1,011
               Rent                                                              9,760
               Salaries                                                         34,790
               Shipping & receiving                                                423
               Telephone                                                         3,305
               Telephone equipment                                               1,089
                                                                       ----------------

                            Total Operating Expenses                   $        63,090
                                                                       ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         (A) OVERVIEW. The Registrant's objective is to become a leading provider of customized, comprehensive Human Resources ("HR") outsourcing solutions for small to mid-sized business clients.

         This third quarter of operations for Registrant was the first quarter of 2001 to reflect management's efforts to improve Registrant's operating results. The net loss of $23,098 compares favorably with the net loss at June 30, 2001 of $392,432. Concurrently, the operating expenses were reduced significantly and the decreased revenue as a result of these management actions is to be recouped as set forth below.

         Set forth below is a partial list of the services provided by the
Registrant:

         -    Automated payroll information
         -    Preparation and filing quarterly payroll reports
         -    Workmen's Compensation Insurance
         -    Health Insurance Plans
         -    Section 125 plans and benefits
         -    Employee federal and state income tax withholding
         -    Employer payroll and contributions administration
         -    Human resources and administration
         -    Professional Employment Services

         (B) ACQUISITIONS. Registrant recently acquired three companies as subsidiaries:

Active Employment Solutions, a California company, specializes in employment services as a Alternate Service Organization. Formed in 2000 by Walter Lewitz and Fred Kates, Active Employment processes payroll and provides payroll tax management and human resources for over thirty companies, such as Capitol Records.

The Savvy Employer, a provider of back office services for professional employer organizations ("PEOs") was founded in 1999 by Mark Haag to provide payroll, customer service and consulting services to PEOs. With eight PEOs currently under contract, The Savvy Employer processes twenty million dollars annually.

Staffease, a PEO, was formed in 1991 and is headed by Mark Haag, who has over twenty-two years of PEO industry experience. Mr. Haag is one of the founding members of NAPEO, the National Association of Professional Employer Organizations, and is currently Vice-President of CAPEO, the California Association of Professional Employer Organizations.

         Our vision is to build our company through merger and acquisitions, as well as organically, that will provide an online information exchange that assists small businesses to better manage their organizations and enables employees to better manage their personal finances through a variety of benefits and services.

         (C) CASH REQUIREMENTS. To satisfy Registrant's cash requirements for the next 12 months of operations, Registrant may be required to obtain additional cash through equity offerings of its securities or by borrowing funds from outside lenders or its shareholders. Registrant not yet quantified its cash needs. Although there can be no assurance thereof, Registrant does not anticipate a problem in obtaining the required cash to sustain its operations over the next 12 months.

         (D) PRODUCT RESEARCH AND DEVELOPMENT. Registrant offers its customers a number of products and services relating to a number of human resources and finance functions. Although there can be no assurance thereof, Registrant intends to develop additional synergistic products and services for its customers that will most likely relate to insurance, payroll, investments and banking.

         (E) PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. Registrant does not anticipate any significant purchases or sales of plant or equipment during the next twelve months. There may be some reallocation of the use of Registrant's existing facilities and equipment.

         (F) SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES. As a result of Registrant's restructuring plan, it currently has 16 employees.


PART II   OTHER INFORMATION

Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities and Use of Proceeds.

         NONE

Item 3.  Default Upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

Item 5.  Other Information

         As disclosed in our Quarterly Report on Form 10-QSB filed on August 23, 2001, Registrant acquired The Savvy Employer Inc., a paycheck writing company, and Active Employment Solutions, Inc., a payroll management company, during the period. Each transaction closed on August 8, 2001.

         The negotiations with Cascade National Insurance Company were terminated during the third quarter; there is no longer any proposed transaction between the parties.

         In the fourth quarter, Registrant retired its furniture lease with Firstcorp for a cash payment of $5,000.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) 10.01* Agreement and Plan of Reorganization, dated July 16, 2001, between Premier Axium ASP, Inc. and all of the Stockholders of The Savvy Employer, Inc.

              10.02* Agreement and Plan of Reorganization, dated July 16, 2001, between Premier Axium ASP, Inc. and all of the Stockholders of Active Employment Solutions, Inc.

         (b) During the quarter ended September 30, 2001, the Company filed a report on form 8-K on August 21, 2001, containing information under item 5.

* Incorporated by reference to the corresponding exhibit filed by the Registrant in its Quarterly Report for the period ended June 30, 2001, on Form 10-QSB, dated August 23, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Premier Axium ASP, Inc. has caused this notification to be signed on its behalf by the undersigned officer, thereunto duly authorized.

Date:  November 19, 2001

                                PREMIER AXIUM ASP, INC.


                                By:    /s/  Christine Favara
                                    -------------------------------------------
                                Title: President and Chief Operating Officer