Form 10KSB
period 2001-12-31
PREMIER AXIUM ASP INC
filed 2002-05-20
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                   For the fiscal year ended December 31,2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

     Commission file number ________________________________

                             Premier Axium ASP, Inc.
                 (Name of small business issuer in its charter)

         Nevada                                        88-0422308
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

     15165 Ventura Blvd., Suite 225
        Sherman Oaks, California                             94103
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (818) 789-9445

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
Common Stock 2 Billion Shares          OTC:BB
Preferred Shares 1 Million

Securities registered under Section 12(g) of the Exchange Act: 1,151,796,000 As of 4/15/02

As of 12/31/01 the number of shares outstanding of the Registrant's Common Stock was 63,796,000 shares.

As of 12/31/01 the aggregate number of shares held by non-affiliates was approximately 9,915,617 shares.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $90,814.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $503,342 (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,151,796,000.

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS.

PREMIER is a BPO (business process outsourcing) company that contains characteristics of both ASP (application service provider) and PEO (professional employment organization) concepts. Premier strives to be global in scope and ability to provide it's clients with the best possible solution to meet their needs by offering our services in either a bundled or unbundled suites of benefits and services. Premier intends to add strategic value through outsourcing by creatively examining each client's specific needs throughout the human resource process and then actually changing the way it is performed to a more cost effective - streamlined manner.

Premier intends to offer it's clients the most relevant cost effective integrated solutions for the management and administration of some or all of the client's human resources function, by contractually assuming substantial employer risks and responsibilities. By aggregating the workforces of multiple clients, we can afford to offer and deliver comprehensive human resource services through a professional staff to small to mid-sized companies in an affordable manner. As a co-employer of it's client's workforce, Premier also performs the technical aspects of HR and allows our clients to offer broader based benefits to their employees that otherwise would only be available to large corporations.

Premier's mission and vision is to provide our clients an alignment of human resources with corporate strategy - in a sense, a one-stop outsourcing solution for all of the important human resource functions that every business does which may take away from it's core capabilities, and offering this in the BPO model allows us to create a competitive advantage for our client's by allowing them to invest in new capabilities that are not necessarily their core capabilities, functions that they could not afford to invest in previously. Our clients receive the additional leverage of our investment, knowledge and creativity by providing them an expert in the human resource arena.

Premier's service offering includes but not limited to the following:

o Payroll processing and reporting
o Comprehensive health care benefits
o Workers' compensation services

PAYROLL SERVICES
Premier collaborates with each client's through a set of onsite orientations, which are designed to smoothly transfer the client's employees onto Premier's easy to use automated system powered by Summitt Software. Our integrated network offers the following attributes:

o State of the art Software for electronic payroll transfers and account maintenance empowering employers with instant access to accounts and information
o Paycheck issue and on-site delivery
o Reports Quarterly and for year-to-date
o W-2 reconciliation and submission
o 941, 940, DE6, DE7, W-2, W-3, MAG Media filings
o Garnishment, Friends of the Courts, and other deduction administration
o Time off, vacation and sick pay accrual

Additionally, our software capabilities include creation, and filing of every state and federal tax deposits eliminating your burden of late penalties and fees. The client's involvement is reduced to writing just one check per pay period, which represents your tax-deductible gross labor expense. Premier efficiently handles any garnishments deductions, or W-4 changes without inconvenience to the client.

HEALTH CARE BENEFITS

Premier offers it's clients access to diverse benefit programs with discounted rates reserved exclusively for larger, high-volume companies.

Benefit programs may include:

o Health plans HMO-PPO-POS-Multiple Choice
o Dental plans HMO-PPO
o Vision plans HMO-PPO
o Group and Term Life and Disability
o Long-& short-term guaranteed life insurance and disability

WORKER'S COMPENSATION

Premier's workers' compensation program has numerous benefits for the client, by Premier performing the following functions to enhance each client's profitability:

o Reviewing past individual claims history, which can result in returned premiums
o Launching fraudulent claims investigations
o Obtaining discounted, highly-competitive rates
o Tracking incidents which may result in claims
o Maintaining current claim status information

ASP CAPABILITY

Since premier has purchase a license to use Summitt Software, which is one of the leading PEO software's in the country, it has the capability to offer this software in a private labeled version delivered to the client in a ASP manner. It is premier's intent to build the ASP interface that delivers relevant information to each client at their worksite. Such information would include but not be limited to check printing capabilities, payroll reports, time and attendance records, and payment histories.

ITEM 2. DESCRIPTION OF PROPERTY.

In May of 2002, the Company vacated it's headquarter offices located at 9025 Wilshire Blvd, Suite 400, Beverly Hills, CA 90211 with a monthly lease amount of $6,180.00 to relocate and currently occupie 2,000 square foot of executive office space at a lease rate of $2,500 per month located at 15165 Ventura Blvd., Suite 225, Sherman Oaks, CA 94103.

ITEM 3. LEGAL PROCEEDINGS.

Management does not believe that the litigation matters, in the aggregate, if determined against the company, would have a material adverse affect on the operations of the company. The Company currently has the following legal proceedings:

     (a) Informal SEC Inquiry with regarding email information about the company.
     (b) Litigation over vacated office space in Orange County, CA with Prothero Enterprises.
     (c)  Possible suite regarding a former employee.
     (d) The Company was informed on February 14, 2002 of a trademark infringement with Axium Entertainment Services ("Axium") relating to the references that the use of the name "Axium" in connection with payroll and related services is a direct infringement on Axium's registered trademark of the same name.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The company has not held an annual meeting since it's merger on March 29, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. Our common stock is quoted on the Over The Counter Bulletin Board trading under the stock symbol of PAXM. To the best of the registrant's knowledge and belief, there has been high market activity, buying and selling, of the common stock of the registrant, in brokerage transactions. During the period from January 1, 2001 to December 31, 2001, the highest and lowest sales prices for the shares were $3.56 and $.0002, respectively.

          At the close of business on May 17, 2002 the closing bid price for the common stock, as reported by the Over The Counter Bulletin Board (OTCBB) was $.0007

     (b) HOLDERS. There are presently 156 shareholders of record as of May 17, 2002.

     (c) DIVIDENDS. No Dividends have been paid by the company on its common stock and no such payment is anticipated in the foreseeable future. We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends on its common stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policies are subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the company and other factors that the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary statement for purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

Certain statements contained in this annual report on Securities and Exchange Commission ("SEC") Form 10KSB ("Form 10KSB") constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, Press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "May", "Will", "Should", "Intend", "Expects", "Plans", "Anticipates", "Believes", "Estimates", "Predicts", "Potential", "Continue", or the negative of these terms.

MARKET OVERVIEW

In a study by Price Waterhouse Coopers, conducted by Yankelovish Partners among 304 CEO's, CFO's, COO's and CIO's at the largest multinational corporations worldwide, found that:

o 57% of companies in the US outsource HR services

o Nine out of Ten (91%) executives at companies that outsource their HR services are satisfied with their BPO initiatives.

o Three out of five (62%) report that cost savings resulting from their BPO initiatives have either met or exceeded their expectations.

o HR outsourcers believe that the BPO enables them to focus on core capabilities (96%), achieve greater efficiency without having to invest in people and technology (91%), become more profitable (85%) and provide better service levels than internal departments can provide (66%).

GROWTH POTENTIAL

Over the next 12 month's Premier intends to actively seek mergers and acquisition targets in the PEO, Payroll, Insurance and other relevant HR outsourcing service sectors.

Premier believes that the BPO model will be a blueprint for organizational success following their clients to focus on the core business and building competitive advantage, ultimately helping the client to be more profitable and

Business-Process outsourcing is on target for substantial growth over the next few years says, Rebecca Scholl, a Gartner Dataquest senior analyst. While the market for BPO's will reach $128 billion this years, this total will rise to about $234 billion in 2005. It is premier's intent over the next twelve months to capture at least one quarter of a percent of this market, making the state of California the first in what is planned to be a nationwide rollout of it's products and services. It is premier's goal to be able to offer at least a 15% savings to it's clients by having their client's utilize their services.

     There are several services and products Premier is currently evaluating and structuring to add into it's product mix . These include but are not limited to:

     Credit Union Affiliations
     e-banking
     ATM/Debit Card Paychecks
     Various Insurance Coverages and Packages
     Establishing a Captive Insurance Agency
     401(k)
     Cafeteria/Section 125 Plans
     Human Resource consulting and administration
     Risk Management and Safety

It is management's projection that if success with funding, mergers, acquisitions and originating of new business it is foreseeable that Premier will be able to obtain $250 million in revenues over the next 12 months.

RESULTS OF OPERATIONS

NET REVENUES

In 2001 the net revenues of the Company were $90,814 compared to $49,873 in 2000. This increase of $40,941 was primarily due to an increase in commissions earned. As of December 31, 2001 the Company had no source of revenue and was undergoing a corporate restructuring that included significant overhead reductions, as well as a lengthly review with corrections to the Company's processes, policies and procedures.

SALARY EXPENSE

In 2001 Salaries of the Company were $300,428, compared to $137,158 in 2000. This increase of $163,270 in salaries was primarily due to the addition of full time general and administrative employees.

CONSULTING FEES

In 2001 Consulting Fees of the Company were $722,479, compared to $17,568 in 2000. This increase of $704,911 was a direct result of the company's restructuring efforts.

PROFESSIONAL FEES

In 2001 Professional Fees of the Company were $200,026, compared to $10,400 in 2000. This increase of $189,626 was a direct result of the company's restructuring efforts.

INCOME TAXES

As of December 31, 2001, the Company had unused Federal and State net operating loss carryforwards of approximately 3,833,000. The unused net operating loss credit carryforwards expire in various amounts through the year 2020. In contrast to Federal net operating losses, only 50% of the Nevada net operating losses incurred subsequent to December 31, 1986 may be carried forward. The Nevada net operating losses will expire in various amounts through the year 2004.

Net deferred tax assets of approximately 1,303,000 resulting from net operating losses have been offset by a valuation since management cannot determine whether it is more likely than not such assets will be realized.

Due to restrictions imposed by the Internal Revenue Code Regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the above-mentioned net operating losses may be limited as a result of changes in stock ownership. The annual utilization of these losses is limited to an amount equal to the estimated fair value (for income tax purposes) of the Company at the point of stock ownership change, multiplied by the long-term tax exempt rate then in effect. The annual limitation has not been quantified at this time.

OTHER INCOME AND EXPENSE

Impairment expense of $2,000,000 was the result of the impairment of the Company's Investment of Active Employment Solutions, Inc. and Savvy Employer, Inc.

Interest expense was $26,054 in 2001 compared to 0 in 2000. The increase of $26,054 was due to the increase in notes payable.

LIQUIDITY AND CAPITAL RESOURCES
                                                         DECEMBER 31,
                                                        2001     2000

Net Cash Used In Operations                           916,887  181,953
Net Cash Used In Investing Activities                   2,910   15,134
Net Cash Provided By Financing Activities             878,693  241,381
Working Capital (Deficit)                             714,716  204,953

At December 31, 2001 the Company had cash of 3,198 compared to 44,302 in 2000.

ITEM 7. FINANCIAL STATEMENTS.

Furnish the information required by ITEM 310(A) OF REGULATION S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following persons are officers and a director of the Registrant and shall serve until their successors might be elected or appointed.

Christine Favara, President & CEO
Tracey Haggerty, Secretary & Treasurer
Frances M. Wright, Director

ITEM 10. EXECUTIVE COMPENSATION.

There is no present program of executive compensation, and no plan of compensation is expected to be adopted or authorized until we achieve revenues. However, the salaries of the top executives of Premier for the period ending December 31, 2001 are as follows:

Christine Favara, President & CEO, $120,000 annually, 600,000 shares - signing bonus.

Tracey Haggerty, Secretary & Treasurer, $44,000 annually, 1,068,000 shares - consulting fees in arrears and incentive bonus due her.

Ivonne DalMazzo, Office Manager, $60,000 annually, 431,000,000 shares - consulting fees in arrears and incentive bonus due her.

Jana M. Welch, past Secretary & Treasurer, $33,000 annually, 200,000 shares - consulting fees in arrears and compensation.

Ryan Chester, former Vice President, $60,000 annually, 37,000,000 shares - consulting fees in arrears and compensation.

Curtis Gangi, former President, $120,000 annually, 4,000,000 shares - consulting fees in arrears and compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock at the date of this Report by: (i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock, and (ii) the officers and director's of the Company beneficially owning such Common Stock.

                                                  NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER        SHARES         PERCENT OWNED
------------------------------------        ------         -------------
Christine Favara                            600,000           .00052%
President & CEO
15165 Ventura Blvd., Suite 225
Sherman Oaks, CA 94103

Tracey Haggerty                           1,068,000           .00093%
Secretary & Treasurer
15165 Ventura Blvd., Suite 225
Sherman Oaks, CA  94103

Frances M. Wright,                           68,000           .00006%
Director
15165 Ventura Blvd., Suite 225
Sherman Oaks, CA  94103

Ivonne Dalmazzo                         431,000,000             37.4%
Office Manager
15165 Ventura Blvd., Suite 225
Sherman Oaks, CA  94103

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ISSUANCE OF COMMON STOCK:

     (a) The Company issued 40 million shares of its common stock relating to the Agreement and Plan of Merger on or about March 29, 2001
     (b) On July 25, 2001, the Company pledged 8,000,000 shares in connection with a line of credit agreement. The Company did not borrow any funds under the line of credit and expects the pledged shares to be cancelled.
     (c) On September 14, 2001 the Company issued 1.0 million shares of its common stock valued at $410,000 for services performed.

     (d) On October 16, 2001, the Company issued 800,000 shares of its common stock valued at $160,000 for services rendered by three
                (3) employees.
     (e) In the first quarter of 2002, the Company issued 170 million shares of its common stock to two (2) consultants for services performed.
     (f) In the first quarter of 2002, the Company issued 37 million shares of it's common stock to a consultant for services performed for the company.
     (g) Also, in the first quarter of 2002, the Company issued 25 million shares of its common stock to a consultant for services performed for the Company.
     (h) In March of 2002, the Company issued 600 million shares of its common stock to a consultant for services performed for the Company. Also, in March 2002, this consultant transferred the 600 million shares to an employee of the Company.
     (i) In March of 2002, the Company issued 219 million shares to another employee for services rendered to the Company.
     (j) Also, in March of 2002, the Company issued 37 million shares of its common stock to a consultant for services performed for the Company.

     FINANCING:

     (a) In the second quarter of this year an employee of the Company made a loan to the Company of $40,000.

                                     PART IV
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a)  (1) FINANCIAL STATEMENTS.

          The following financial statements and notes thereto, and the related Independent Auditor's Report, are filed as part of this Form 10-K on Pages 11 to 21 hereof:

         Independent Auditor's Report

         Balance Sheets at December 31, 2000 and 2001

         Statements of Operations for the years ended December 31, 2000 and 2001

         Statements of Cash Flows for the years ended December 31, 2000 and 2001

         Notes to Financial Statements

(2)      Financial Statement Schedules.

          All financial statement schedules have been omitted because such schedules are not required or the information required has been included in the financial statements and notes thereto.

(3)      Exhibits

          The following exhibits are filed with this report or incorporated by reference as set forth below.

          4.1 Description of specimen stock certificate representing Common
          Stock

          10.1 Share Exchange Agreement and Plan of Reorganization*

-----------------------
*Incorporated by reference from registrant's Current Report on Form 8-K as filed on April 25, 2001.

(B)      REPORT ON FORM 8-K

          The following reports on Form 8-K have been filed by the Company during the period covered by this report:

          Form 8-K, dated 8/21/2001

          Form 8-K, dated 4/25/2001

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below on May 20, 2002 by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Registrant: Premier Axium ASP, Inc.


BY : /S/ CHRISTINE FAVARA
-------------------------
President, Principal Executive Officer and
Principal Accounting Officer

BY: /S/ FRANCIS M. WRIGHT
-------------------------
 Director

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000





                                      INDEX


Independent Auditors' Report                                                 F-1


Consolidated Balance Sheets                                                  F-2


Consolidated Statements of Operations                                        F-3


Consolidated Statement of Stockholders' Deficiency                           F-4


Consolidated Statements of Cash Flows                                  F-5 - F-6


Notes to Consolidated Financial Statements                            F-7 - F-22

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS
OF PREMIER AXIUM ASP, INC.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Premier Axium ASP, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Premier ASP, Inc. (predecessor company) as of December 31, 2000 were audited by other auditors whose report dated January 24, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Axium ASP, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 of the accompanying consolidated financial statements, the Company has incurred substantial losses from operations and as of December 31, 2001, the Company has a working capital and a stockholders deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, the Company entered into agreements to acquire 100% of the common stock of two unrelated companies for the issuance of the Company's common stock. The Company, during the year ended December 31, 2001, did not obtain control over the operations of these companies or receive their issued and outstanding common stock, therefore management of the Company is of the opinion that these companies should be accounted for under the equity method of accounting because of lack of control. The Company has also recognized an impairment expense for 100% of their investment in these companies.


                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants
Los Angeles, California
April 30, 2002


                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                     DECEMBER 31,
                                                          ----------------------------------
                                                                2001               2000
                                                          ----------------  ----------------
       ASSETS
CURRENT ASSETS
    Cash and cash equivalents                               $     3,198    $    44,302
    Accounts receivable, net of allowance for doubtful
     accounts of $0                                                --            9,536
    Due from related parties                                      6,200          5,000
                                                            -----------    -----------

       Total Current Assets                                       9,398         58,838

Property and equipment, net of accumulated
 depreciation of $3,498 and $700                                 14,547         14,435

Investment in equity subsidiaries (Note 6)                         --             --
                                                            -----------    -----------

       TOTAL ASSETS                                         $    23,945    $    73,273
                                                            ===========    ===========


       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Bank overdraft                                          $     8,242    $     8,675
    Accounts payable and accrued expenses                       166,772         59,922
    Note payable                                                 50,000         50,000
    Convertible notes payable                                    53,000           --
    Due to related parties                                      446,340        145,194
                                                            -----------    -----------

              Total Liabilities                                 724,354        263,791
                                                            -----------    -----------

Commitments and contingencies (Note 9)                             --             --

STOCKHOLDERS' DEFICIENCY
    Class A preferred stock- $10 par value; 1,000,000
     shares authorized;  no shares  issued or outstanding          --             --
    Common stock - $0.001 par value; 2,000,000,000
     shares authorized; 63,796,000 and 40,000,000
     shares issued and outstanding                               63,796         40,000
    Additional paid-in capital                                3,068,704         (2,480)
    Accumulated deficit                                      (3,832,909)      (228,038)
                                                            -----------    -----------

       Total Stockholders' Deficiency                          (700,409)      (190,518)
                                                            -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
          DEFICIENCY                                        $    23,945    $    73,273
                                                            ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For The Year Ended
                                                                   DECEMBER 31,
                                                        ------------------------------
                                                             2001            2000
                                                        ------------    --------------

REVENUE, net                                             $    90,814    $    49,873
                                                         -----------    -----------

OPERATING EXPENSES
    Salary expense                                           300,429        137,158
    Consulting fees                                          722,479         17,568
    Professional fees                                        200,026         10,400
    Depreciation expense                                       2,798            700
    Equipment leasing expense                                 26,743         11,627
    Rent expense                                              73,816         14,640
    Other selling, general and administrative expenses       343,340         85,818
                                                         -----------    -----------
       Total Operating Expenses                            1,669,631        277,911
                                                         -----------    -----------

LOSS FROM OPERATIONS                                      (1,578,817)      (228,038)
                                                         -----------    -----------

OTHER EXPENSES
    Impairment expense (Note 6)                           (2,000,000)          --
    Interest expense                                         (26,054)          --
                                                         -----------    -----------
       Total Other Expenses                               (2,026,054)          --
                                                         -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (3,604,871)      (228,038)

PROVISION FOR INCOME TAXES                                      --             --
                                                         -----------    -----------

NET LOSS                                                 $(3,604,871)   $  (228,038)
                                                         ===========    ===========

LOSS PER COMMON SHARE:
Basic                                                    $     (0.07)   $     (0.00)
                                                         ===========    ===========
Diluted                                                  $     (0.07)   $     (0.00)
                                                         ===========    ===========













              The accompanying notes are an integral part of these
                       consolidated financial statements.



                    PREMIER AXIUM ASP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY





                                                                                Additional                      Total
                                                         Common Stock            Paid-In       Accumulated   Stockholders'
                                                     Shares         Amount       Capital         Deficit      Deficiency
                                                     ------         ------       -------         -------      ----------



Balance at September 26, 2000 (inception)                 --      $      --      $      --      $      --      $      --

Capital contribution                                40,000,000         40,000         (2,480)          --           37,520

Net Loss                                                  --             --             --             --         (228,038)
                                                   -----------    -----------    -----------       ----------    -----------
                                                                                                                  (228,038)

Balance at December 31, 2000                        40,000,000         40,000         (2,480)      (228,038)      (190,518)

Acquisition of net assets of Last Clothing           9,946,000          9,946         (9,946)          --             --

Cancellation of shares                                (100,000)          (100)           100           --             --

Conversion of debt and capital contribution            150,000            150        524,830           --          524,980

Acquisition of Active Employment Solutions, Inc.     3,000,000          3,000      1,497,000                     1,500,000

Acquisition of The Savvy Employer, Inc.              1,000,000          1,000        499,000           --          500,000

Issuance of common stock as collateral               8,000,000          8,000         (8,000)          --             --

Issuance of common stock for services                1,800,000          1,800        568,200           --          570,000

Net Loss                                                  --             --             --       (3,604,871)    (3,604,871)
                                                   -----------    -----------    -----------     ----------    -----------

Balance at December 31, 2001                        63,796,000    $    63,796    $ 3,068,704    $(3,832,909)   $  (700,409)
                                                   ===========    ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           For The Year Ended
                                                              DECEMBER 31,
                                                      ---------------------------
                                                             2001          2000
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                           $(3,604,871)   $  (228,038)
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Impairment expense                                2,000,000           --
       Depreciation and amortization                         2,798            700
       Issuance of common stock for services               570,000           --
    (Increase) decrease in
       Accounts receivable                                   9,536         (9,536)
       Due from related parties                             (1,200)        (5,000)
    Increase (Decrease) in
       Accounts payable and accrued expenses               106,850         59,921
                                                       -----------    -----------

Net Cash Used in Operating Activities                     (916,887)      (181,953)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                      (2,910)       (15,134)
                                                       -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    (Decrease) increase in bank overdraft                     (433)         8,675
    Proceeds from notes payable                            224,980         50,000
    Increase in due from related parties                   301,146        145,194
    Increase in convertible notes payable                   53,000           --
    Contribution to capital                                300,000         37,520
                                                       -----------    -----------

Net Cash Provided by Financing Activities                  878,693        241,389
                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (41,104)        44,302

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR               44,302           --
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                $     3,198    $    44,302
                                                       ===========    ===========










              The accompanying notes are an integral part of these
                       consolidated financial statements.



                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                For The Year Ended
                                                   DECEMBER 31,
                                         ------------------------------
                                                2001              2000
                                         ---------------   ------------
CASH PAID DURING THE YEAR FOR:
    Interest expense                     $    --           $      --
                                         ==============================
    Income taxes                         $    --           $      --
                                         ==============================





NON-CASH FINANCING ACTIVITIES:

FOR THE YEAR ENDING DECEMBER 31, 2001:

a) The Company issued 9,946,000 shares of common stock in relation to the agreement and plan of merger (see Notes 1 and 2).

b) The Company issued 1,800,000 shares of common stock for services totaling $570,000.

c) The Company issued 8,000,000 shares of common stock as collateral for a line of credit.

d) The Company issued 150,000 shares of Company's common stock as a conversion of a note totaling $224,980 and the sale of certain shareholders' stock.

e) The Company issued 4,000,000 shares of company's common stock for their investment in Active and Savvy (Note 6).















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF PRESENTATION
           The accompanying consolidated financial statements include the accounts of Premier Axium Asp, Inc. ("The Company"), formerly known as Last Company Clothing, Inc. ("LCC") incorporated under the laws of the State of Nevada on March 26, 1999 and the following subsidiaries:

           a) Premier ASP, Inc.("PASP") incorporated under the laws of the State of Delaware on September 26, 2000 (owned 100% by the Company);

           b) Premier Product and Resources, Inc.("PPRI") incorporated under the laws of the State of California on October 12, 2000 (owned 100% by PASP);

           All significant intercompany accounts and transactions have been eliminated in consolidation (see Note 6 for the Company's investment in two subsidiaries accounted for under the equity method of accounting).

           On February 23, 2001, the shareholders of LCC entered into an Agreement and Plan of Merger (the "Agreement and Plan of Merger") with Premier ASP, Inc. ("PASP"), and their stockholders whereby LCC acquired 10,000 shares or 100% of PASP's outstanding common stock for the issuance of 40,000,000 shares of LCCs common stock (see Note 2). Subsequently, LCC changed its name to of Premier Axium Asp, Inc. This Agreement was not finalized until the closing on March 29, 2001.

           This transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of PASP acquired or exercised control over a majority of the shares of LCC. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of PASP; therefore, these consolidated financial statements represent a continuation of PASP, not LCC.

           LINE OF BUSINESS
           The Company is a comprehensive HR outsourcing provider that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized business in the western United States.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           USE OF ESTIMATES
           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

           REVENUE RECOGNITION
           The Company's revenue from HR outsourcing consists of service fees and payroll costs paid by its clients under their client service agreements. Service fees are determined using a percentage of gross payroll per pay cycle or as a fixed dollar amount per employee per week. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the work-site employees: (i) salaries and wages, (ii) employment related taxes, (iii) employee benefit plan premiums and (iv) workers' compensation insurance premiums which are recorded as cost of sales. The Company records revenue and the related expenses using the accrual method, and is recognized when billed.

           CASH AND CASH EQUIVALENTS
           The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

           CONCENTRATION OF CREDIT RISK
           The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

           PROPERTY AND EQUIPMENT
           Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

           INCOME TAXES
           Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           ADVERTISING COSTS
           Advertising costs are expensed as incurred and included in selling, general and administrative expenses.

           FAIR VALUE OF FINANCIAL INSTRUMENTS
           The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. The fair value of long-term payables was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates their carrying amounts as of December 31, 2001 and 2000.

           LONG-LIVED ASSETS
           SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined an impairment loss was needed to be recognized for applicable assets of continuing operations (see Note 6).

           STOCK BASED COMPENSATION
           SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

           The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

           Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           LOSS PER SHARE
           SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

           The shares used in the computation of loss per share were as follows:

                                                  DECEMBER 31,
                                         -----------------------------
                                             2001            2000
                                         ------------    ------------
           Basic and diluted              49,943,000       40,000,000
                                         ===========     ============

           COMPREHENSIVE INCOME
           SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.

           SEGMENT DISCLOSURE
           SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 and has determined it has only one reportable segment as of December 31, 2001 and 2000.

           RECENT ACCOUNTING PRONOUNCEMENTS
           On June 29, 2001, SFAS No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           RECENT ACCOUNTING PRONOUNCEMENTS(CONTINUED)
           On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations.

           During June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligation." Was issued. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

           During August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

NOTE 2 -   CORPORATE REORGANIZATION

           Pursuant to the Agreement and Plan of Merger (see Note 1), LCC acquired 100% of all the outstanding shares of common stock of PASP for the issuance of 40,000,000 shares of its common stock. The Agreement was entered into on February 23, 2001, but was not finalized until the closing on March 29, 2001.

           This merger transaction has been accounted for in the financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of PASP acquired or exercised control over a majority of the shares of the Company. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of PASP; therefore, these consolidated financial statements represent a continuation of PASP, not LCC. Consequently, the comparative figures are those of PASP.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 2 -   CORPORATE REORGANIZATION (Continued)

           In accounting for this transaction:

           i) PASP is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

           ii) Control of the net assets and business of LCC was acquired effective on March 29, 2001 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of LCC by PASP at their book value as follows:

               Common stock                              $    97,936
               Additional paid-in capital                     14,292
               Accumulated deficit                          (112,228)
                                                         -----------
               Net book value                            $      --
                                                         ===========

           iii) The statements of operations and cash flows include PASP results of operations and cash flows from January 1, 2000 and LCC's results of operations from the Effective Date.

NOTE 3 -   GOING CONCERN

           The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2001, the Company has a working capital deficit of $714,956 and has incurred substantial losses for the years ended December 31, 2001 and 2000, totaling $3,604,871 and $228,038, respectively. The Company also has a negative cash flow from operations.

           These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is taking the following actions to improve their financial condition:

           a) The Company is seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all, and;

           b) The Company is seeking merger opportunities with other viable companies; and

           c)  Management is redeveloping their current business plan.

           Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 4 -   RELATED PARTY TRANSACTIONS

           The Company has related party transactions with several directors and officers of the Company as well as other affiliated corporations. All related party transactions within the consolidated group have been eliminated. The Company's related party transactions are as follows:

           DUE FROM RELATED PARTIES
           As of December 31, 2001 and 2000, the Company had due from related parties totaling $6,200 and $5,000, respectively. These receivable are non-interest bearing and are due upon demand.

           DUE TO RELATED PARTIES

                                                         DECEMBER 31,
                                               ---------------------------
                                                 2001                2000
                                               --------          ---------
           a)  Shareholders                    $266,911           $ 88,017
           b)  Platinum                          19,300               --
           c)  PayFlex                           52,507             19,000
           d)  AMCI                              66,955             34,177
           e)  PayPro Resources                    --                4,000
           f)  Active                            40,667               --
                                               --------           --------

                                               $446,340           $145,194
                                               ========           ========


           a) As of December 31, 2001 and 2000, the Company had a payable due to shareholders totaling $266,911 and $88,017, respectively relating to advances from the officers for operating expenses. These advances bear interest at the rate of 8% per annum and are due upon demand.

           b) As of December 31, 2001, the Company had a payable due to Platinum totaling $19,300 relating to advances for operating expenses. These advances bear interest at the rate of 8% per annum and are due upon demand. Platinum is a company owned by a shareholder of the Company.

           c) As of December 31, 2001 and 2000, the Company had a payable due to PayFlex totaling $52,507 and $19,000, respectively relating to advances for operating expenses. These advances bear interest at the rate of 8% per annum. Payflex is a company owned by a shareholder of the Company.

           d) As of December 31, 2001 and 2000, the Company had a payable due to AMCI totaling $66,955 and $34,177, respectively relating to advances for operating expenses. These advances bear interest at the rate of 8% per annum. AMCI is a company owned by a shareholder of the Company.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 4 -   RELATED PARTY TRANSACTIONS (Continued)

           e) As of December 31, 2000, the Company had a payable due to PayPro Resources totaling $4,000 relating to advances for operating expenses. These advances bear interest at the rate of 8% per annum and were repaid during the year ended December 31, 2001. PayPro Resources is a company owned by a shareholder of the Company.

           f) As of December 31, 2001, the Company had a payable to Active totaling $40,667 relating to advances for operating expenses.

           RELATED PARTY STOCK ISSUANCES

           a) On September 14 2001, the Company issued 1,000,000 shares of its common stock to certain employees, consultants and shareholders totaling $410,000 for services performed.

           b) On October 16, 2001, the Company issued 800,000 shares of its common stock to certain employees, consultants and shareholders totaling $160,000 for services performed.

           c) During the year ended December 31, 2001, the Company's majority shareholder transferred 2,000,000 of its issued and outstanding shares of the Company's common stock to a note holder as repayment for a note totaling $224,980. Concurrently with this transaction the shareholder contributed capital to the company totaling $300,000 and the Company issued 150,000 shares of its common stock.



NOTE 5 -   PROPERTY AND EQUIPMENT

           Property and equipment is summarized as follows:

                                                          DECEMBER 31,
                                                 ----------------------------
                                                       2001           2000
                                                 --------------- ------------
           Office Equipment                       $      4,092   $      4,092
           Computer Equipment                            9,953          7,043
           Furniture and Fixtures                        4,000          4,000
                                                 -------------   ------------
                                                        18,045         15,135
           Less: Accumulated Depreciation               (3,498)          (700)
                                                 -------------   ------------
           Property and Equipment, net           $      14,547   $     14,435
                                                 =============   ============

           Depreciation expense for the years ended December 31, 2001 and 2000 was $2,798 and $700, respectively.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 6 -   INVESTMENT IN EQUITY SUBSIDIARIES

           Investment in equity subsidiaries are summarized as follows:

                                                                DECEMBER 31,
                                                           ---------------------
                                                               2001        2000
                                                           -----------  --------
           a)     Active Employment Solutions, Inc.        $ 1,500,000  $    --
           b)     Savvy Employer, Inc.                         500,000       ---
                                                           -----------  --------
                                                             2,000,000
                  Impairment expense                        (2,000,000)      --
                                                           ----------- ---------
                  Investment in equity subsidiaries, net   $     --    $     --
                                                           =========== =========

           a)  ACTIVE EMPLOYMENT SOLUTIONS, INC.

               On July 16, 2001, the Company entered into an Agreement (the "Active Agreement") with the stockholders of Active Employment Solutions, Inc. ("Active"), whereby the Company would acquire 100,000 shares or 100% of Active's issued and outstanding common stock for the issuance of 3,000,000 shares of the Company's common stock valued at $1,500,000 or $0.50 per share as of the date of issuance. This Agreement was to be finalized on August 16, 2001, when 3,000,000 shares of the Company's common stock were issued.

               Active's unuadited net assets as of August 16, 2001 were as follows:

                  Assets                                    $      135,284
                  Accumulated deficit                              125,537
                                                            --------------
                  Net book value                            $        9,747
                                                            ==============

               As of the date of acquisition, the Company did not receive Active's issued and outstanding stock certificates and did not obtain control of Active business operations. During the year ending December 31, 2001, the Company did not have access to the financial accounting records for Active. Even though the Company was to own a 100% interest in Active, the Company did not have control over the decision making of Active. Therefore, as of December 31, 2001, the Company is reporting for their investment in Active under the equity method of accounting and has recorded an investment of $1,500,000 relating to Active.

               As described above, events and circumstances have occurred subsequent to the issuance of the Company's 3,000,000 shares of common stock relating to the acquisition of Active, which bring into question the realizable value and impairment of their investment. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets acquired as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 6 -   INVESTMENT IN EQUITY SUBSIDIARIES (Continued)

           a)  ACTIVE EMPLOYMENT SOLUTIONS, INC. (CONTINUED)

               As of December 31, 2001, the Company identified circumstances relating to the realizable value of their investment in Active and deemed that their investment had been impaired. For the year ended December 31, 2001, the Company has recognized an impairment expense of $1,500,000 relating to its 100% investment in Active.

           b)  THE SAVVY EMPLOYER, INC.

               On July 16, 2001, the Company entered into an Agreement (the "Savvy Agreement") with the stockholders of The Savvy Employer, Inc. ("Savvy"), whereby the Company would acquired 100,000 shares or 100% of Savvy's issued and outstanding common stock for the issuance of 1,000,000 shares of the Company's common stock valued at $500,000 or $0.50 per share as of the date of issuance. This Agreement was to be finalized on August 16, 2001, when 1,000,000 shares of the Company's common stock were issued.

               Savvy's net assets as of the date of acquisition was as follows:

                   Assets                                  $       30,713
                   Accumulated deficit                             27,546
                                                           --------------
                   Net book value                          $        3,167
                                                           ==============

               As of the date of acquisition, the Company did not receive Savvy's issued and outstanding stock certificates and did not obtain control of Savvy business operations. During the year ending December 31, 2001, the Company did not have access to the financial accounting records for Savvy. Even though the Company was to own a 100% interest in Savvy, the Company did not have control over the decision making of Savvy. Therefore, as of December 31, 2001, the Company is reporting for their investment in Savvy under the equity method of accounting and has recorded an investment of $500,000 relating to Savvy.

               As described above, events and circumstances have occurred subsequent to the issuance of the Company's 1,000,000 shares of common stock relating to the acquisition of Savvy which bring into question the realizable value and impairment of their investment. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets acquired as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. As of December 31, 2001, the Company identified circumstances relating to the realizable value of their investment in Savvy and deemed their investment had been impaired. For the year ended December 31, 2001, the Company has recognized an impairment expense of $500,000 relating to its 100% investment in Savvy.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 7 -   NOTE PAYABLE

           The Company had a note payable to an affiliated company in the principal amount of $50,000 as of December 31, 2001 and 2000. The note bears interest at 8% per annum with interest and principal due on October 3, 2001. The Company incurred interest expense of approximately $4,054 and $669 during the years ended December 31, 2001 and 2000. As of December 31, 2001, the note was still outstanding and in default.

NOTE 8 -   CONVERTIBLE NOTES PAYABLE

           As of December 31, 2001, the Company has three promissory notes with Barton Shapkin totaling $53,000 as follows:

           On October 5, 2001, the Company entered into a promissory note totaling $25,000 due on November 10, 2001. The Company incurred a debt issue cost of $1,200 associated with the note. After 40 days from inception of the loan, any unpaid balance shall accrue interest at the rate of 1% per month on the total unpaid balance of the previous month. The loan was secured by unrestricted shares of common stock of the Company valued at $0.15 per share.

           On October 5, 2001, the Company entered into an additional promissory note totaling $18,000 due on November 10, 2001 for $13,000 of legal services performed and $5,000 previously loaned. The loan was secured by unrestricted shares of common stock of the Company valued at $0.15 per share.

           On October 18, 2001, the Company entered into a promissory note totaling $10,000 due on November 22, 2001. After 35 days from inception of the loan, any unpaid balance shall accrue interest at the rate of 1% per month on the total unpaid balance of the previous month. The loan was secured by unrestricted shares of common stock of the Company valued at $0.10 per share.

           As of December 31, 2001, these notes were in default and $2,000 interest has been accrued.

NOTE 9 -   COMMITMENTS AND CONTINGENCIES

           a) The Company's future minimum annual aggregate rental payments for office space, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                  2002                     $      74,160
                  2003                            74,160
                  2004                            74,160
                                           -------------
                                           $     222,480
                                           =============

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 9 -   COMMITMENTS AND CONTINGENCIES (Continued)

           a) Rent expense under operating leases for the year ended December 31, 2001 and 2000 was approximately $73,816 and $14,640, respectively.

           b) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that certain claims and lawsuits will not have a material effect to the Company and has accrued approximately $30,000 for such claims and lawsuits.

           c) The Company has a liability with the Internal Revenue Service and certain state and local taxing authorities totaling approximately $80,000 for back payroll taxes.

           d) The Company entered into a line of credit agreement to draw certain funds over a period of time based upon the Company's stock price. The Company issued 8,000,000 shares of its common stock as collateral for the line of credit. No funds have been drawn against this line of credit as of December 31, 2001.

           e) During the year ending December 31, 2000, PASP was in discussions with ASP Ventures Corp., a Florida corporation to enter into an agreement and plan of Reorganization. These discussions were terminated before December 31, 2000.

           f) On December 15, 2001, the Company entered into an agreement and plan of reorganization with the stockholders of Think Inc., a Nevada corporation, whereby the Company would acquire 200,000 shares or 100% of Think, Inc's outstanding common stock for $10,000. This agreement was rescinded during December 2001.

NOTE 10 -  STOCKHOLDERS' DEFICIENCY

           COMMON STOCK
           The aggregate number of shares of common stock that the Company has authority to issue is 2,000,000,000 shares at a par value of $0.001. As of December 31, 2001 and 2000, 63,796,000 and 40,000,000 were issued and outstanding.

           ISSUANCES OF COMMON STOCK

           a) As discussed in Notes 1 and 2, the Company issued 40,000,000 shares of its common stock relating to the Agreement and Plan of Merger with PASP.

           b) As discussed in Note 6, the Company issued 4,000,000 shares of its common stock valued at $2,000,000 relating to their investments in Active and Savvy.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 10 -  STOCKHOLDERS' DEFICIENCY (Continued)

           ISSUANCES OF COMMON STOCK (CONTINUED)

           c) During the year ended December 31, 2001, the Company's majority shareholder transferred 2,000,000,shares of his previously issued and outstanding common stock of the Company to a Note Holder as repayment for a note totaling $224,980. Concurrently with this transaction, the shareholder contributed capital to the Company totaling $300,000 and the Company issued 150,000 shares of its common stock.

           d) During the year ended December 31, 2001, the Company put in escrow 8,000,000 shares of its common stock totaling $8,000 as collateral for a line of credit.

           e) On September 14, 2001, the Company issued 1,000,000 shares of its common stock totaling $410,000 for services performed. These services were valued at the fair market value of the common stock as of the date of issuance.

           f) On October 16, 2001, the Company issued 800,000 shares of its common stock totaling $160,000 for services performed. These services were valued at the fair market value of the common stock as of the date of issuance.

           PREFERRED STOCK
           On March 26, 2001, the Company amended its articles of incorporation to have the authority to issue an aggregate of 1,000,000 shares of Class A Preferred Shares of common voting equity stock with a $10 par value. As of December 31, 2001 and 2000, 1,000,000 shares were authorized and none were issued and outstanding.

           STOCK OPTIONS PLAN
           During the year ending December 31,2001, the Company's directors and stockholders approved the Company's 2001 Stock Option Plan (the "Option Plan") authorizing the granting of incentive options and non-qualified options. The incentive options are intended to attract and retain employees (including officers), directors and independent contractors. The Stock Option Committee, consisting of at least three members, is responsible for determining the individuals who will be granted options, the number of shares to be subject to each option, the option price per share, and the exercise period of each option. The option price will not be less than the fair market value of the Company's common stock on the date the option is granted. Options may be exercised by payment of cash. Upon a change in control, 67% of the shares of restricted stock granted under the plan shall, immediately prior to the change of control, become fully vested in the Participant. The board shall determine, in its sole discretion, whether the remaining 33% of outstanding unvested shares of restricted stock shall become fully vested.

           No options were granted during the year ended December 31, 2001 under this plan.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 12 -  INCOME TAXES

           The components of the provision for income taxes are as follows:

                                                        For The Years Ended
                                                           DECEMBER 31,
                                                   --------------------------
                                                       2001            2000
                                                   ----------     -----------
           Current Tax Expense
              U.S. Federal                          $      -      $     -
              State and Local                              -            -
                                                   ----------     -----------
           Total Current                                   -            -
                                                   ----------     -----------

           Deferred Tax Expense
              U.S. Federal                                 -            -
              State and Local                              -            -
                                                   ----------     -----------
           Total Deferred                                  -            -
                                                   -----------    -----------

           Total Tax Provision (Benefit) from
            Continuing Operations                  $       -      $     -
                                                   ==========     ===========

           The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2001 and 2000:

           Federal Income Tax Rate                          (34.0)%
           Effect of Valuation Allowance                     34.0%
                                                          -------
           Effective Income Tax Rate                          0.0%
                                                          =======

           At December 31, 2001 and 2000, the Company had net carryforward losses of approximately $3,833,000 and $228,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

           Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




NOTE 12 -     INCOME TAXES (Continued)

                                                               DECEMBER 31,
                                                     --------------------------
                                                         2001            2000
                                                     --------------  ----------
           Deferred Tax Assets
              Loss Carryforwards                     $  1,303,000    $  77,500
              Less:  Valuation Allowance               (1,303,000)     (77,500)
                                                     ------------    ----------
           Net Deferred Tax Assets                   $     --        $    --
                                                     ============    ==========

           Net operating loss carryforwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 13 -  SUBSEQUENT EVENTS

           a) On January 24, 2002, the Company entered into a consulting agreement with Metromedia Research Group, LLC to provide investor relations services and as consideration issued 25,000,000 shares of its common stock valued at $500,000. The agreement will remain in effect for a period of 12 months.

           b) On February 12, 2002, the Company entered into a consulting agreement with James Carroll to provide advice concerning management marketing, consulting, strategic planning, corporate organization and structure in connection with the operations of the business of the Company. As consideration the Company granted and issued the consultant 65,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.001 per share. Compensation expense incurred in this transaction totals $1,235,000, which represents the difference in the market price of the options as of the date of grant and the exercise price. The agreement will remain in effect until February 28, 2003, unless terminated earlier. The options shall expire February 28, 2007. These options were subsequently exercised.

           c) On February 12, 2002, the Company entered into a consulting agreement Sarah Wetzel to provide strategic planning and Marketing consulting services in connection with the operations of the business of the Company. As consideration the Company granted and issued the consultant 65,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.001 per share. Compensation expense incurred in this transaction totals $1,235,000, which represents the difference in the market price of the options as of the date of grant and the exercise price. The agreement will remain in effect until February 28, 2003, unless terminated earlier. The options shall expire February 28, 2007. These options were subsequently exercised.

           d) On February 12, 2002, the Company entered into an agreement with Ryan Chester to provide services in connection with the operations of the business of the Company. As consideration the Company granted and issued Mr. Chester 40,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.001 per share. Compensation expense incurred in this transaction totals $760,000 which represents the difference in the market price of the options as of the date of grant and the exercise price. The agreement will remain in effect until February 28, 2003, unless terminated earlier. The options shall expire February 28, 2007. These options were subsequently exercised.

           e) On February 11, 2002, the Company issued 37,000,000 shares of common stock as compensation expense totaling $740,000 to Ryan Chester.

                             PREMIER AXIUM ASP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




NOTE 13 -  SUBSEQUENT EVENTS (Continued)

           f) The Company was informed on February 14, 2002 of a trademark infringement with Axium Entertainment Services ("Axium") relating to the references that the use of the name "Axium" in connection with payroll and related services is a direct infringement on Axium's registered trademark of the same name.

           g) On February 21, 2002, the Company entered into a consulting agreement with Cutting Edge Business Services, Inc. to provide financial review, analysis and consulting services for $2,000 per month expiring March 1, 2003.

           h) On February 26, 2002, the Company issued 600,000,000 shares of its common stock to Global Consulting for consulting services performed. The stock was valued at $0.001 per share or $600,000 as of on the date of issuance. Subsequently, Global transferred these shares to an individual and employee of the Company for past services relating to Global.

           i) On March 1, 2002, the Company entered into a consulting agreement with Thomas Bojadzijev relating to Metromedia Research Group, LLC to provide investor relations services and as consideration issued 37,000,000 shares of its common stock valued at $129,500. The agreement will remain in effect for a period of 12 months.

           j) The Company entered into two employee contracts whereby each was issued 250,000 options to purchase the Company's common stock at $1.00 per share. These options vest over a period of five years. These agreements were subsequently cancelled.

           k) Subsequent to December 31, 2001, the Company received $40,000 from a shareholder and employee of the Company. This transaction has been recorded as a contribution to capital. No additional common stock was issued as a result of this transaction.

           l) During March 2002, the Company issued an additional 219,000,000 shares of common stock to an employee for services totaling approximately $400,000.

           m) During March 2002, the Company became involved in litigation over former offices which were vacated. Management is reviewing the litigation with its counsel.