Form 10QSB
period 2002-03-31
PREMIER AXIUM ASP INC
filed 2002-06-19
CIK 1084983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . .to . . . . . . . . . . .

Commission file number: 000-30567

Premier Axium ASP, Inc.

-----------------------

(Exact name of registrant as specified in its charter)

Nevada	88-0422308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2148 1/2 W. Sunset Blvd

Los Angeles, California, 90026

(Address of principal executive offices)

(213) 483-7044

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

Yes. . X. . No. .. . .

The number of shares of Common Stock, par value $.001 per share, outstanding as of March 31, 2002: 1,151,796,000

Traditional Small Business Disclosure Format:

Yes. . X. . No. .. . .

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

The Company has prepared the financial statements included herein for the three months ended March 31, 2002, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements were prepared internally in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

----------------

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2002

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2002

INDEX

Consolidated Balance Sheets	2
Consolidated Statements of Operations (Unaudited)	3
Consolidated Statement of Stockholders' Deficiency (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5 - 6
Notes to Consolidated Financial Statements (Unaudited)	7 - 20

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,576	$3,198
Due from related parties	2,700	6,200
Total current assets	10,276	9,398

Property and equipment, net of accumulated
depreciation of $4,301 and $3,498	13,744	14,547

Investment in equity subsidiaries (Note 6)	-	-

TOTAL ASSETS	$24,020	$23,945

LIABILITIES AND STOCKHOLDERS' DEFICIENCY CURRENT LIABILITIES
Bank overdraft	$-	$8,242
Accounts payable and accrued expenses	236,804	166,772
Note payable	50,000	50,000
Convertible notes payable	53,000	53,000
Due to related parties	354,749	446,340
Total current liabilities	694,553	724,354

Commitments and contingencies (Note 9)	-	-

STOCKHOLDERS' DEFICIENCY
Class A preferred stock- $10 par value; 1,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 2,000,000,000
shares authorized; 1,151,796,000 and 63,796,000
shares issued and outstanding	1,151,796	63,796
Additional paid-in capital	7,802,204	3,068,704
Accumulated deficit	(9,624,533)	(3,832,909)
Total stockholders' deficiency	(670,533)	(700,409)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$24,020	$23,945

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	March 31,
		2002		2001
REVENUE, net		$12,145		$42,794

OPERATING EXPENSES
Salary expense		1,256,558		-
Consulting fees		4,461,669		-
Professional fees		12,500		-
Depreciation		803		-
Leased equipment		6,009		-
Rent expense		6,180		-
Other selling, general and administrative expenses		50,709		158,747
Total Operating Expenses		5,794,428		158,747

LOSS FROM OPERATIONS		(5,782,283)		(115,953)

OTHER INCOME (EXPENSES)
Interest expense		(9,341)		-

LOSS BEFORE PROVISION FOR INCOME TAXES		(5,791,624)		(115,953)

PROVISION FOR INCOME TAXES		-		-

NET LOSS	$	(5,791,624)	$	(115,953)

LOSS PER COMMON SHARE

Basic	$	(0.02)		$-

Diluted	$	(0.02)		$-

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER AXIUM ASP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Preferred Stock		Stockholders' Deficit	Total Deficiency
	Shares	Amount
Balance at December 31, 2001	63,796,000	$63,796	$3,068,704	$-	$	(3,832,909)	$(700,409)

Issuance of stock options for services (see note 10)	-	-	3,230,000	-		-	3,230,000
Issuance of common stock for exercise of stock options (see note 10)	170,000,000	170,000	-	-		170,000
Issuance of common stock for services (see note 10)	918,000,000	918,000	1,451,500	-		-	2,369,500

Contribution to capital (see note )	-	-	52,000	-		-	52,000

Net Loss	-	-	-	-		(5,791,624)	(5,791,624)

Balance at March 31, 2002	1,151,796,000	$1,151,796	$7,802,204	$-	$	(9,624,533)	$(670,533)

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 31,
	2002		2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,791,624)	$	(115,953)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	5,599,500		--
Depreciation and amortization	803		700
Interest expense	--		1,013
(Increase) decrease in:
Accounts receivable	--		1,577
Increase in deposits	--		(1,000)
Other receivables	3,500		--
Due from/to related parties, net	(91,591)		--
Increase (Decrease) in:
Accounts payable and accrued expenses	70,032		(32,455)
Total Cash Used in Operating Activities	(209,380)		(146,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdraft	(8,242)		--
Capital contribution	52,000		225,130
Options excised	170,000		--
Payments on note payable	--		(100,772)
Loans to shareholders	--		(4,000)
Issuance of common stock for cash	--		10,000
Total Cash Provided by Financing Activities	213,758		130,358

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	4,378		(15,760)

CASH AND CASH EQUIVALENTS
- BEGINNING OF YEAR	3,198		44,302

CASH AND CASH EQUIVALENTS
- END OF YEAR	$7,576		$28,542

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	March 31,
	2002	2001
CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:

For the three months ending March 31, 2002:

  The Company issued 918,000,000 shares of the Company's common stock for services provided (see Note 10 ).

  The Company issued stock options at a discount and recognized $3,230,000 of stock issuance expense (see Note 10 ).

For the three months ending March 31, 2001:

  The Company issued 9,946,000 shares of common stock in relation to the agreement and plan of merger (see Notes 1 and 2).

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

    Premier ASP, Inc.("PASP") incorporated under the laws of the State of Delaware on September 26, 2000 (owned 100% by the Company);

    Premier Product and Resources, Inc.("PPRI") incorporated under the laws of the State of California on October 12, 2000 (owned 100% by PASP).

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

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation (Continued)

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

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. The fair value of long-term payables was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates their carrying amounts as of March 31, 2002 and December 31, 2001.

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

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

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

The shares used in the computation of loss per share were as follows:

	March 31,	March 31,
	2002	2001
Basic and diluted	385,318,378	49,946,000

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2002 and December 31, 2001, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.

Segment Disclosure

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 and has determined it has only one reportable segment as of March 31, 2002 and December 31, 2001.

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification and Restatement

In order to facilitated the comparison of financial information, certain amounts reported in prior comparative totals have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 141 on January 1, 2002.

During June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligation" was issued. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

During August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company implemented SFAS No. 141 on January 1, 2002.

NOTE 2 - CORPORATE REORGANIZATION

Pursuant to the Agreement and Plan of Merger (see Note 1), LCC acquired 100% of all the outstanding shares of common stock of PASP for the issuance of 40,000,000 shares of its common stock. The Agreement was entered into on February 23, 2001, but was not finalized until the closing on March 29, 2001.

This merger transaction has been accounted for in the financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of PASP acquired or

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 2 - CORPORATE REORGANIZATION (Continued)

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

ii) Control of the net assets and business of LCC was acquired effective on March 29, 2001 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of LCC by PASP at their book value as follows:

Common stock	$ 97,936
Additional paid-in capital	14,292
Accumulated deficit	(112,228)
Net book value	$ -

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2002, the Company has a working capital deficit of $684,277 and has incurred substantial losses for the three month ended March 31, 2002 totaling $5,791,624. The Company also has a negative cash flow from operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is taking the following actions to improve their financial condition:

    The Company is seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all;

    The Company is seeking merger opportunities with other viable companies; and

    Management is redeveloping their current business plan.

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 3 - GOING CONCERN (Continued)

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

Due from related parties

As of March 31, 2002 and December 31, 2001, the Company had due from related parties totaling $2,700 and $6,200, respectively. These receivable are non-interest bearing and are due upon demand.

Due to related parties

	March 31,	December 31
	2002	2001
a) Shareholders	$ 138,149	$ 266,911
b) Platinum	19,300	19,300
c) PayFlex	52,242	52,507
d) AMCI	66,532	66,955
e) Active	76,270	40,667
Other	2,256	-
	$ 354,749	$ 446,340

    As of March 31, 2002 and December 31, 2001, the Company had a payable due to shareholders totaling $138,149 and $266,911, respectively relating to advances from the officers for operating expenses. These advances bear interest at the rate of 8% per annum and are due upon demand.

    As of March 31, 2002 and December 31, 2001, the Company had a payable due to Platinum totaling $19,300 and $19,300, respectively, relating to advances for operating expenses. These advances bear interest at the rate of 8% per annum and are due upon demand. Platinum is a company owned by a shareholder of the Company.

    PREMIER AXIUM ASP, INC.

    AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    MARCH 31, 2002

    (UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Due to related parties (continued)

    As of March 31, 2002 and December 31, 2001, the Company had a payable due to PayFlex totaling $52,242 and $52,507, respectively relating to advances for operating expenses. These advances bear interest at the rate of 8% per annum. Payflex is a company owned by a shareholder of the Company.

    As of March 31, 2002 and December 31, 2001, the Company had a payable due to AMCI totaling $66,532 and $66,955, respectively relating to advances for operating expenses. These advances bear interest at the rate of 8% per annum. AMCI is a company owned by a shareholder of the Company.

    As of March 31, 2002 and December 31, 2001, the Company had a payable to Active $76,270 totaling $40,667 relating to advances for operating expenses.

Related party stock issuances

See Note 10 for stock issuances.

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31,	December 31,
	2002	2001
Office Equipment	$ 4,092	$ 4,092
Computer Equipment	9,953	9,953
Furniture and Fixtures	4,000	4,000
	18,045	18,045
Less: Accumulated Depreciation	(4,301)	(3,498)
Property and Equipment, net	$ 13,744	$ 14,547

Depreciation expense for the three months ended March 31, 2002 was $803.

NOTE 6 - INVESTMENT IN EQUITY SUBSIDIARIES

Investment in equity subsidiaries are summarized as follows:

		December 31,
		2001
a)	Active Employment Solutions, Inc.	$ 1,500,000
b)	Savvy Employer, Inc.	500,000
		2,000,000
	Impairment expense	(2,000,000)
	Investment in equity subsidiaries, net	$ -

As of March 31, 2002, these investments were fully impaired and the Company is in the process of rescinding the agreements.

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

Active's unaudited net assets as of August 16, 2001 were as follows:

Assets	$ 135,284
Accumulated deficit	125,537
Net book value	$ 9,747

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 6 - INVESTMENT IN EQUITY SUBSIDIARIES (Continued)

a) Active Employment Solutions, Inc. (continued) As of the date of acquisition, the Company did not receive Active's issued and outstanding stock certificates and did not obtain control of Active business operations. During the year ending December 31, 2001, the Company did not have access to the financial accounting records for Active. Even though the Company was to own a 100% interest in Active, the Company did not have control over the decision making of Active. Therefore, as of December 31, 2001, the Company is reporting for their investment in Active under the equity method of accounting and has recorded an investment of $1,500,000 relating to Active.

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

As of December 31, 2001, the Company identified circumstances relating to the realizable value of the investment in Active and deemed that their investment had been impaired. For the year ended December 31, 2001, the Company has recognized an impairment expense of $1,500,000 relating to its 100% investment in Active.

b) The Savvy Employer, Inc.

On July 16, 2001, the Company entered into an Agreement (the "Savvy Agreement") with the stockholders of The Savvy Employer, Inc. ("Savvy"), whereby the Company would acquire 100,000 shares or 100% of Savvy's issued and outstanding common stock for the issuance of 1,000,000 shares of the Company's common stock valued at $500,000 or $0.50 per share as of the date of issuance. This Agreement was to be finalized on August 16, 2001, when 1,000,000 shares of the Company's common stock were issued.

Savvy's net assets as of the date of acquisition was as follows:

Assets	$ 30,713
Accumulated deficit	27,546
Net book value	$ 3,167

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 6 - INVESTMENT IN EQUITY SUBSIDIARIES (Continued)

b) The Savvy Employer, Inc. (continued)

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

As described above, events and circumstances have occurred subsequent to the issuance of the Company's 1,000,000 shares of common stock relating to the acquisition of Savvy which bring into question the realizable value and impairment of their investment. The Company's principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets acquired as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. As of December 31, 2001, the Company identified circumstances relating to the realizable value of the investment in Savvy and deemed their investment had been impaired. For the year ended December 31, 2001, the Company has recognized an impairment expense of $500,000 relating to its 100% investment in Savvy.

NOTE 7 - NOTE PAYABLE

The Company had a note payable to an affiliated company in the principal amount of $50,000 as of March 31, 2002 and December 31, 2001. The note bears interest at 8% per annum with interest and principal due on October 3, 2001. The Company incurred interest expense of approximately $1,087 and $4,054 during three months ended March 31, 2002 and for the twelve months ended December 31, 2001, respectively. As of December 31, 2001, the note was still outstanding and in default.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

As of March 31, 2002 and December 31, 2001, the Company has three promissory notes with Barton Shapkin totaling $53,000 as follows:

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

PREMIER AXIUM ASP, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 8 - CONVERTIBLE NOTES PAYABLE (Continued)

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

As of March 31, 2002, these notes were in default and $3,590 has been accrued in interest.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

    The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that certain claims and lawsuits will not have a material effect to the Company and has accrued approximately $30,000 for such claims and lawsuits.

    During March 2002, the Company became involved in litigation over former offices, which were vacated. Management is reviewing the litigation with its counsel.

    On February 21, 2002, the Company entered into a consulting agreement with Cutting Edge Business Services, Inc. to provide financial review, analysis and consulting services for $2,000 per month expiring March 1, 2003.

    The Company has a liability with the Internal Revenue Service and certain state and local taxing authorities totaling approximately $80,000 for back payroll taxes.

    The Company entered into a line of credit agreement to draw certain funds over a period of time based upon the Company's stock price. The Company issued 8,000,000 shares of its common stock as collateral for the line of credit. No funds have been drawn against this line of credit as of March 31, 2002.

    The Company was informed on February 14, 2002 of a trademark infringement with Axium Entertainment Services ("Axium") relating to the references that the use of the name "Axium" in connection with payroll and related services is a direct infringement on Axium's registered trademark of the same name.

    PREMIER AXIUM ASP, INC.

    AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    MARCH 31, 2002

    (UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 10 - STOCKHOLDERS- DEFICIENCY

Preferred stock

On March 26, 2001, the Company amended its articles of incorporation to have the authority to issue an aggregate of 1,000,000 shares of Class A Preferred Shares of common voting equity stock with a $10 par value. As of March 31, 2002 and December 31, 2001, 1,000,000 shares were authorized and none were issued and outstanding, respectively.

Common stock

The aggregate number of shares of common stock that the Company has authority to issue is 2,000,000,000 shares at a par value of $0.001. As of March 31, 2002 and December 31, 2001, 1,151,796,000 and 63,796,000 were issued and outstanding.

Issuances of common stock and stock options

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

    PREMIER AXIUM ASP, INC.

    AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    MARCH 31, 2002

    (UNAUDITED)

NOTE 10 - STOCKHOLDERS- DEFICIENCY (continued)

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

    On February 12, 2002, the Company entered into an agreement Ryan Chester to provide services in connection with the operations of the business of the Company. As consideration the Company granted and issued the Mr. Chester 40,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.001 per share. Compensation expense incurred in this transaction totals $760,000, which represents the difference in the market price of the options as of the date of grant and the exercise price. The agreement will remain in effect until February 28, 2003, unless terminated earlier. The options shall expire February 28, 2007. These options were subsequently exercised.

    On February 11, 2002, the Company issued 37,000,000 shares of common stock as compensation expense totaling $740,000 to Ryan Chester.

    On February 26, 2002, the Company issued 600,000,000 shares of its common stock to Global Consulting for consulting services performed. The sock was valued at $0.001per shares or $600,000 on the dated of issuance. Subsequently, Global transferred these shares to an individual and employee of the Company for past services relating to Global.

    On March 1, 2002, the Company entered into a consulting agreement with Thomas Bojadzijev relating to Metromedia Research Group, LLC to provide investor relations services and as consideration issued 37,000,000 shares of its common stock valued at $129,500. The agreement will remain in effect for a period of 12 months.

    The Company entered into two employee contracts whereby each was issued 250,000 options to purchase the Company's common stock at $1.00 per share. These options vest over a period of five years. These agreements were subsequently canceled.

    During March 2002, the Company issued an additional 219,000,000 shares of common stock to an employee for services totaling approximately $400,000.

Contribution to Capital

During the three months ended March 31, 2002, a shareholder contributed $52,000 to capital.

Item 2. Management's Discussion and Analysis

Certain statements contained in this annual report on Securities and Exchange Commission ("SEC") Form 10QSB ("Form 10QSB") constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, Press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "May", "Will", "Should", "Intend", "Expects", "Plans", "Anticipates", "Believes", "Estimates", "Predicts", "Potential", "Continue", or the negative of these terms.

PREMIER is a BPO (business process outsourcing) company that contains characteristics of both ASP (application service provider) and PEO (professional employment organization) concepts. Premier strives to be global in scope and ability to provide its clients with the best possible solution to meet their needs by offering our services in either a bundled or unbundled suites of benefits and services. Premier intends to add strategic value through outsourcing by creatively examining each client's specific needs throughout the human resource process and then actually changing the way it is performed to a more cost effective - streamlined manner.

Premier intends to offer its clients the most relevant cost effective integrated solutions for the management and administration of some or all of the client's human resources function, by contractually assuming substantial employer risks and responsibilities. By aggregating the workforces of multiple clients, we can afford to offer and deliver comprehensive human resource services through a professional staff to small to mid-sized companies in an affordable manner. As a co-employer of it's client's workforce, Premier also performs the technical aspects of HR and allows our clients to offer broader based benefits to their employees that otherwise would only be available to large corporations.

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

Premier's service offering includes but is not limited to the following:

o Payroll processing and reporting

o Comprehensive health care benefits

o Workers' compensation services

PAYROLL SERVICES

Premier collaborates with each client through a set of onsite orientations, which are designed to smoothly transfer the client's employees onto Premier's easy to use automated system powered by Summitt Software. Our integrated network offers the following attributes:

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

HEALTH CARE BENEFITS

Premier offers its clients access to diverse benefit programs with discounted rates reserved exclusively for larger, high-volume companies.

Benefit programs may include:

o Health plans HMO-PPO-POS-Multiple Choice

o Dental plans HMO-PPO

o Vision plans HMO-PPO

o Group and Term Life

o Group Long-Term Disability

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

o Launching fraudulent claims investigations

o Obtaining discounted, highly-competitive rates

o Tracking incidents which may result in claims

o Maintaining current claim status information

PART II

Item 1. Legal Proceedings

A lawsuit was filed against the Company for a breach of contract. The Company expects to aggressively defend its position. The Company does not believe that this lawsuit will impact its operations in any significant way.

A lawsuit was filed against the Company for a breach of its lease at the Company's former location. The Company expects to aggressively defend its position. The Company does not believe that this lawsuit will impact its operations in any significant way

In the Fall 2001, the Company entered into two agreements, by which it agreed to purchase all of the stock of Savvy Employer, Inc. and Active Employment Solutions, Inc, subject to certain conditions and representations. After the Company issued stock to the shareholders of these entities, those shareholders did not complete the conditions and fulfill their representations. The Company has declared that those shareholders are in breech of those agreements. The Company intends to begin legal action against those shareholders to nullify those agreements and receive a cancellation of the stock issued. The Company does not know the impact on the Company of these actions, but the Company does not believe at this time that the failure to complete these agreements will result in a impact on the Company's operations.

Item 6. Exhibits and Report on Form 8-K

Exhibits:

3(i) Articles of Incorporation Incorporated by referenced

3(ii) Bylaws Incorporated by reference

Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER AXIUM, ASP.

____________________________________

Christine Favara

President and Chief Operating Officer

Date: ______________________________