Form 10QSB
period 2002-06-30
CORE SOLUTIONS INC
filed 2002-08-19
CIK 1084983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . .to . . . . . . . . . . .

Commission file number: 0-30567

Core Solutions, Inc.

-----------------------

(Exact name of registrant as specified in its charter)

Nevada	88-0422308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2148 1/2 W. Sunset Blvd

Los Angeles, California, 90026

(Address of principal executive offices)

(213) 483-7044

--------------

(Registrant's telephone number, including area code)

Premier Axium ASP, Inc.

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

----------------

CORE SOLUTION, INC.

Formerly known as Premier Axium ASP, Inc.

Financial Statements

For the Three Months Ended June 30, 2002

(Unaudited)

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors

Core Solution, Inc.

We have reviewed the accompanying balance sheet of Core Solution, Inc. (formerly known as Premier Axium ASP, Inc.) as of June 30, 2001 and the related statements of operations for the three months and six months ended June 30, 2002, and 2001 and the related cash flows for the six months ended June 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 2001, were audited by other accountants. Their audit was prepared in accordance with auditing standards generally accepted in the United States. The balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended are not presented herein. In their report dated April 30, 2002, they expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC.

Denver, Colorado

August 12, 2002

CORE SOLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2002	2001
Cash Flows from Operating Activities:
Net Loss	$(5,820,827)	$ (364,262)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,607	1,400
Stock issued for services	5,599,500	-
Interest expense	-	2,027
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	-	(132,502)
Increase (Decrease) in deposits	-	(1,000)
(Increase) Decrease in other receivables	(1,244)	-
Increase in accounts payable and accrued expenses	202,062	68,895
Increase (Decrease) in due from/to related parties, net	(157,588)	(30,924)
Net Cash Used in Operating Activities	(176,490)	(456,366)

Cash Flows from Investing Activities
Loans to shareholders, net	-	(4,000)
Cash Flows Used in Investing Activities	-	(4,000)

Cash Flows from Financing Activities:
Bank overdraft	1,292	-
Proceeds from sale of stock	-	50,096
Proceeds (payments) from notes payable - net	(50,000)	(105,313)
Capital contribution	52,000	380,525
Exchange of stock from merger	-	104,509
Options exercised	170,000	-
Cash Flows Provided by Financing Activities	173,292	429,817

Net Increase (Decrease) in cash and cash equivalents	(3,198)	(30,549)

Cash and cash equivalents - beginning of period	3,198	44,302

Cash and cash equivalents - end of period	$ -	$ 13,753

Supplemental information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accountant's review report

CORE SOLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance -December 31, 2001	63,796,000	$ 63,796	$3,068,704	$(3,832,909)	$ (700,409)

Issuance of stock options for
services	-	-	3,230,000	-	3,230,000
Issuance of common stock for exercise
of stock options	170,000,000	170,000	-	-	170,000
Issuance of common stock for service	918,000,000	918,000	1,451,500	-	2,369,500
Contribution of capital	-	-	52,000	-	52,000
Net loss	-	-	-	(5,820,827)	(5,820,827)
Balance - June 30, 2002	1,151,796,000	$1,151,796	$7,802,204	$(9,653,736)	$ (699,736)

See accountant's review report.

CORE SOLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

REVENUES - net	$ 12,145	$ 83,422	$ 329,719	$ 126,216

EXPENSES:
Salary and payroll taxes	280,376	-	1,536,937	-
Consulting fees	6,197	-	4,467,866	-
Professional fees	11,000	-	23,500	-
Depreciation	804	-	1,607	-
Lease equipment	6,009	-	6,009	-
Rent expense	9,680	-	15,860	-
Other selling, general and administrative exp.	40,137	350,691	90,846	490,478
Total Operating Expenses	354,203	350,691	6,142,625	490,478

OTHER REVENUES & EXPENSES:
Interest expense	(1,122)	-	(10,463)	-
Gain on sale of stock	2,542		2,542
Total Other Revenues & Expenses	(1,122)	-	(7,921)	-

NET LOSS	$ (343,180)	$ (267,269)	$ (5,820,827)	$ (364,262)

Per share information
Weighted average number
of common shares outstanding	1,151,796,000	50,096,000	789,129,000	50,096,000

Basic Loss per common share	$ (0.0003)	$ (0.005)	$ (0.007)	$ (0.007)

Diluted Loss per common share	$ (0.0003)	$ (0.005)	$ (0.007)	$ (0.007)

See accountant's review report.

CORE SOLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
ASSETS	2002	2001

Current Assets
Cash	$ -	$ 3,198
Accounts receivable	1,244	-
Due from related parties	-	6,200
Total Currents Assets	1,244	9,398

Property and equipment - net of
accumulated depreciation of $3,498 and $3,498	12,940	14,547

TOTAL ASSETS	$ 14,184	$ 23,945

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 368,834	$ 166,772
Bank overdraft	9,534	8,242
Note payable	-	50,000
Convertible notes payable	53,000	53,000
Due to related parties	282,552	446,340
Total Current Liabilities	713,920	724,354

Stockholders' Deficiency:
Common stock, par value $.001, 2,000,000,000 shares
authorized: 1,151,796,000 and 63,796,000 issued and outstanding
at June 30, 2002 and December 31, 2001, respectively	1,151,796	63,796
Additional paid-in capital	7,802,204	3,068,704
Accumulated deficit	(9,653,736)	(3,832,909)
Total Stockholders' Deficiency	(699,736)	(700,409)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 14,184	$ 23,945

See accountant's review report.

CORE SOLUTION, INC.

Formerly known as Premier Axium ASP, Inc.

NOTES TO FINANCIAL STATEMENTS

  Presentation of Interim Information

In the opinion of the management of Core Solution, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002, and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

Management's Discussion and Analysis

Certain statements contained in this annual report on Securities and Exchange Commission ("SEC") Form 10QSB ("Form 10QSB") constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, Press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "May", "Will", "Should", "Intend", "Expects", "Plans", "Anticipates", "Believes", "Estimates", "Predicts", "Potential", "Continue", "Intends", Projects", "Likely", "Goal", "Assume", and similar expressions or the negative use of these terms. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that management cannot predict. The actual results of the future events described in such forward-looking statements could differ materially from those stated in said statements.

Core Solutions, Inc. is a BPO (business process outsourcing) company that contains characteristics of both ASP (administrative service provider) and PEO (professional employment organization) concepts. Core strives to be global in scope and ability to provide its clients with the best possible solution to meet their needs by offering our services in either a bundled or unbundled suites of benefits and services. Core intends to add strategic value through outsourcing by creatively examining each client's specific needs throughout the human resource process and then actually changing the way it is performed to a more cost effective - streamlined manner.

Core intends to offer its clients the most relevant cost effective integrated solutions for the management and administration of some or all of the client's human resources function by contractually assuming substantial employer risks and responsibilities. By aggregating the workforces of multiple clients, we can afford to offer and deliver comprehensive human resource services through a professional staff to small to mid-sized companies in an affordable manner. As a co-employer of it's client's workforce, Core also performs the technical aspects of HR and allows our clients to offer broader based benefits to their employees that otherwise would only be available to large corporations.

Core's mission and vision is to provide our clients an alignment of human resources with corporate strategy - in a sense, a one-stop outsourcing solution for all of the important human resource functions that every business does which may take away from it's core capabilities, and offering this in the BPO model allows us to create a competitive advantage for our client's by allowing them to invest in new capabilities that are not necessarily their core capabilities, functions that they could not afford to invest in previously. Our clients receive the additional leverage of our investment, knowledge and creativity by providing them an expert in the human resource arena.

Core's service offering includes but is not limited to the following:

o Payroll processing and reporting

o Comprehensive health care benefits

o Workers' compensation services

PAYROLL SERVICES

Core collaborates with each client through a set of onsite orientations, which are designed to smoothly transfer the client's employees onto Core's easy to use automated system powered by Summit Software. Our integrated network offers the following attributes:

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

o W-2 reconciliation and submission

o 941, 940, DE6, DE7, W-2, W-3, MAG Media filings

o Garnishment, Friends of the Courts, and other deduction administration

o Time off, vacation and sick pay accrual

Additionally, our software capabilities include creation, and filing of every state and federal tax deposits eliminating the burden of late penalties and fees. The client's involvement is reduced to writing just one check per pay period, which represents your tax-deductible gross labor expense. Core efficiently handles any garnishments deductions, or W-4 changes without inconvenience to the client.

HEALTH CARE BENEFITS

Core offers its clients access to diverse benefit programs with discounted rates reserved exclusively for larger, high-volume companies.

Benefit programs may include:

o Health plans HMO-PPO-POS-Multiple Choice

o Dental plans HMO-PPO

o Vision plans HMO-PPO

o Group and Term Life

o Group Long-Term Disability

WORKER'S COMPENSATION

Core's workers' compensation program has numerous benefits for the client, by Core performing the following functions to enhance each client's profitability:

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

Exhibits and Report on Form 8-K

Exhibits:

3(i) Articles of Incorporation Incorporated by referenced

3(ii) Bylaws Incorporated by reference

Reports on Form 8-K:

On June 6, 2002, the Company filed a report on Form 8-K announcing a change in the Company's Certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE SOLUTIONS, INC.

/s/ Christine Favara

Christine Favara

President and Chief Operating Officer

Date: August 19, 2002