Form 10QSB/A
period 2002-06-30
CORE SOLUTIONS INC
filed 2002-08-26
CIK 1084983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-QSB

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

To the Board of Directors

Core Solution, Inc.

We have reviewed the accompanying balance sheet of Core Solution, Inc.(formerly known as Premier Axium ASP, Inc.) as of June 30, 2001 and the related statements of operations for the three months and six months ended June 30, 2002, and 2001 and the related cash flows for the six months ended June 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado

August 12, 2002

CORE SOLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2002	2001
Cash Flows from Operating Activities:
Net Loss	$(6,193,327)	$ (364,262)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,607	1,400
Stock issued for services	5,972,000	-
Interest expense	-	2,027
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	-	(132,502)
Increase (Decrease) in deposits	-	(1,000)
(Increase) Decrease in other receivables	(1,244)	-
Increase in accounts payable and accrued expenses	202,062	68,895
Increase (Decrease) in due from/to related parties, net	(157,588)	(30,924)
Net Cash Used in Operating Activities	(176,490)	(456,366)

Cash Flows from Investing Activities
Loans to shareholders, net	-	(4,000)
Cash Flows Used in Investing Activities	-	(4,000)

Cash Flows from Financing Activities:
Bank overdraft	1,292	-
Proceeds from sale of stock	-	50,096
Proceeds (payments) from notes payable - net	(50,000)	(105,313)
Capital contribution	52,000	380,525
Exchange of stock from merger	-	104,509
Options exercised	170,000	-
Cash Flows Provided by Financing Activities	173,292	429,817

Net Increase (Decrease) in cash and cash equivalents	(3,198)	(30,549)

Cash and cash equivalents - beginning of period	3,198	44,302

Cash and cash equivalents - end of period	$ -	$ 13,753

Supplemental information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accountant's review report

CORE SOLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance -December 31, 2001	63,796,000	$ 63,796	$3,068,704	$ (3,832,909)	$ (700,409)

Issuance of stock options for
services	-	-	3,230,000	-	3,230,000
Issuance of common stock for exercise
of stock options	170,000,000	170,000	-	-	170,000
Issuance of common stock for services	918,000,000	918,000	1,451,500	-	2,369,500
Issuance of common stock for services	80,000,000	80,000	(16,000)	-	64,000
Issuance of common stock for services	50,000,000	50,000	20,000	-	70,000
Issuance of common stock for services	135,000,000	135,000	40,500	-	175,500
Issuance of common stock in lieu of debt	126,000,000	126,000	(63,000)	-	63,000
Contribution of capital	-	-	52,000	-	52,000
Net loss	-	-	-	(6,193,327)	(6,193,327)
Balance - June 30, 2002	1,542,796,000	$1,542,796	$7,783,704	$(10,026,236)	$ (699,736)

See accountant's review report.

CORE SLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

REVENUES - net	$ 12,145	$ 83,422	$ 329,719	$ 126,216

EXPENSES:
Salary and payroll taxes	280,376	-	1,536,937	-
Consulting fees	378,697	-	4,840,366	-
Professional fees	11,000	-	23,500	-
Depreciation	804	-	1,607	-
Lease equipment	6,009	-	6,009	-
Rent expense	9,680	-	15,860	-
Other selling, general and administrative exp.	40,137	350,691	90,846	490,478
Total Operating Expenses	726,703	350,691	6,515,125	490,478

OTHER REVENUES & EXPENSES:
Interest expense	(1,122)	-	(10,463)	-
Gain on sale of stock	2,542		2,542
Total Other Revenues & Expenses	(1,122)	-	(7,921)	-

NET LOSS	$ (715,680)	$ (267,269)	$ 6,193,327)	$ (364,262)

Per share information
Weighted average number
of common shares outstanding	1,151,796,000	50,096,000	789,129,000	50,096,000

Basic Loss per common share	$ (0.0003)	$ (0.005)	$ (0.007)	$ (0.007)

Diluted Loss per common share	$ (0.0003)	$ (0.005)	$ (0.007)	$ (0.007)

See accountant's review report.

CORE SOLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
ASSETS	2002	2001

Current Assets
Cash	$ -	$ 3,198
Accounts receivable	1,244	-
Due from related parties	-	6,200
Total Currents Assets	1,244	9,398

Property and equipment - net of
accumulated depreciation of $5,045 and $3,498	12,940	14,547

TOTAL ASSETS	$ 14,184	$ 23,945

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 368,834	$ 166,772
Bank overdraft	9,534	8,242
Note payable	-	50,000
Convertible notes payable	53,000	53,000
Due to related parties	282,552	446,340
Total Current Liabilities	713,920	724,354

Stockholders' Deficiency:
Common stock, par value $.001, 25,000,000,000 shares
authorized: 1,542,796,000 and 63,796,000 issued and outstanding
at June 30, 2002 and December 31, 2001, respectively	1,542,796	63,796
Additional paid-in capital	7,783,704	3,068,704
Accumulated deficit	(10,026,236)	(3,832,909)
Total Stockholders' Deficiency	(699,736)	(700,409)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 14,184	$ 23,945

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

PREMIER AXIUM, ASP.

/s/ Christine Favara

Christine Favara

President and Chief Operating Officer

Date: August 26, 2002