Form 10QSB
period 2002-09-30
CORE SOLUTIONS INC
filed 2002-11-20
CIK 1084983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes. . X. . No. .. . .

The number of shares of Common Stock, par value $.001 per share, outstanding as of September 30, 2002: 23,522,579,406

Traditional Small Business Disclosure Format:

Yes. . X. . No. .. . .

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

The Company has prepared the financial statements included herein for the three months ended September 30, 2002, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements were prepared internally in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

----------------

CORE SOLUTION, INC.

Formerly known as Premier Axium ASP, Inc.

Financial Statements

For the Three Months Ended September 30, 2002

(Unaudited)

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors

Core Solution, Inc.

We have reviewed the accompanying balance sheet of Core Solution, Inc.(formerly known as Premium Axium ASP, Inc.) as of September 30, 2002 and the related statements of operations for the three months and nine months ended September 30, 2002, and 2001 and the related cash flows for the nine months ended September 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2001, were audited by other accountants. Their audit was prepared in accordance with auditing standards generally accepted in the United States. The balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended are not presented herein. In their report dated April 30, 2002, they expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC.

Denver, Colorado

November 19, 2002

CORE SOLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

		For the Nine Months Ended September 30,
		2002	2001
Cash Flows from Operating Activities:
Net Loss		$(14,351,960)	$(394,432)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		2,561	2,100
Stock issued for services		13,992,430	--
Interest expense		--	--
Changes in assets and liabilities
(Increase) Decrease in accounts receivable		--	(129,002)
Increase (Decrease) in deposits		--	(1,000)
(Increase) Decrease in other receivables		(1,697)	--
Increased in prepaid expenses		(1,600)	--
Increase in accounts payable and accrued expenses		316,010	65,517
Increase (Decrease) in due from/to related parties, net		(434,215)	--
Net Cash Used in Operating Activities		(478,471)	(456,817)

Cash Flows from Investing Activities
Loans to shareholders, net		(1,500)	(2,912)
Cash Flows Used in Investing Activities		(1,500)	(2,912)

Cash Flows from Financing Activities:
Bank overdraft		8,107	121
Proceeds from sale of stock		--	50,096
Proceeds (payments) from notes payable - net		246,666	(120,704)
Capital contribution		52,000	485,914
Exchange of stock from merger		--	--
Options exercised		170,000	--
Cash Flows Provided by Financing Activities		476,773	415,427

Net Increase (Decrease) in cash and cash equivalents		(3,198)	(44,302)

Cash and cash equivalents - beginning of period		3,198	44,302

Cash and cash equivalents - end of period		$--	$--

Supplemental information:
Cash paid for interest		$--	$--
Cash paid for income taxes	$		$--

See accountant's review report

CORE SOLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance -December 31, 2001	63,796,000	$ 63,796	$ 3,068,704	$ (3,832,909)	$ (700,409)

Issuance of stock options for
services	-	-	3,230,000	-	3,230,000
Issuance of common stock for exercise
of stock options	170,000,000	170,000	-	-	170,000
Issuance of common stock for services	918,000,000	918,000	1,451,500	-	2,369,500
Issuance of common stock for services	80,000,000	80,000	(16,000)	-	64,000
Issuance of common stock for services	50,000,000	50,000	20,000	-	70,000
Issuance of common stock for services	135,000,000	135,000	40,500	-	175,500
Issuance of common stk in lieu of debt	126,000,000	126,000	(63,000)	-	63,000

	1,542,796,000	1,542,796	7,731,704	(3,832,909)	5,441,591
Reverse stock split of 10,000 to 1	154,280	154	9,274,346	(3,832,909)	5,441,591
Contribution of capital	-	-	52,000	-	52,000
Issuance of common stock for services	126	0	252		252
Issuance of common stock for services	15,000,000	15,000	(13,200)		1,800
Issuance of common stock for services	40,000,000	40,000	(35,200)		4,800
Issuance of common stock for services	9,990,000,000	9,990,000	(8,791,200)		1,198,800
Issuance of common stock for services	6,000,000	6,000	(5,400)		600
Issuance of common stock for services	5,000,000	5,000	(4,050)		950
Issuance of common stock for services	7,015,000,000	7,015,000	(3,437,350)		3,577,650
Issuance of common stock for services	951,000,000	951,000	(47,550)		903,450
Issuance of common stock for services	2,500,425,000	2,500,425	(250,043)		2,250,382
Issuance of common stock for services	3,000,000,000	3,000,000	(2,918,000)		82,000
Issuance of common stock for services	-	-	-
Issuance of common stock for services		-	-
Issuance of common stock for services		-
		-
Net loss	-	-	-	(14,351,960)	(14,351,960)
Balance - September 30, 2002	23,522,579,406	$23,522,579	$ (6,175,395)	$(18,184,869)	$ 10,045,497

See accountant's review report.

CORE SLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

REVENUES - net	$353,877	$39,800	$683,596	$160,141

EXPENSES
Salary and payroll taxes	441,836	--	1,978,773	--
Consulting fees	8,040,819	--	12,881,185	--
Professional fees	21,364	--	44,861	--
Depreciation	954	--	2,564	--
Lease equipment	--	--	6,009	--
Rent expense	6,300	--	22,160	--
Other selling, general and administrative exp.	66,243	63,090	157,089	552,573
Total Operating Expenses	8,577,516	63,090	15,092,641	552,573

OPERATING REVENUES & EXPENSES:
Interest expense	--	--	(10,463)	--
Other expense	(1,148)	--	(1,148)	--
Other income	8,083	--	8,083	--
Gain on sale of stock	58,071	--	60,613	--
Total Other Revenues & Expenses	65,006	--	57,085	--

NET LOSS	$(8,158,633)	$(23,290)	$(14,351,960)	$(392,432)

Per share information
Weighted average number
of common shares outstanding	15,733,146,000	50,096	5,920,807,111	50,096

Basic Loss per common share	$(0.0001)	$(0.46)	$(0.006)	$(7.83)

Diluted Loss per common share	$0.0001	$(0.46)	$(0.007)	$(7.83)

See accountant's review report.

CORE SOLUTIONS, INC.

Formerly known as Premier Axium ASP, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Current Assets
Cash	$--	$3,198
Accounts receivable	1,697	--
Due from related parties	67,645	6,200
Prepaid expenses	1,600	--
Total Current Assets	70,942	9,398

Property and equipment - net of
accumulated depreciation of $6,059 and $3,498	13,487	14,547

TOTAL ASSETS	$84,429	$23,945

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$482,529	$166,772
Bank overdraft	16,349	8,242
Note payable	306,183	50,000
Convertible notes payable	43,483	53,000
Due to related parties	73,570	446,340
Total Current Liabilities	922,114	724,354

Stockholders' Deficiency:
Common stock, par value $.001, 25,000,000,0000 shares
authorized: 23,522,579,406 and 6,379 issued and outstanding
at September 30, 2002 and December 31, 2001, respectively	23,522,579	6,380
Additional paid-in capital	(6,175,395)	3,126,120
Accumulated deficit	(18,184,869)	(3,832,909)
Total Stockholders' Deficiency	(837,685)	(700,409)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,429	$23,945

See accountant's review report.

CORE SOLUTION, INC.

Formerly known as Premier Axium ASP, Inc.

NOTES TO FINANCIAL STATEMENTS

  Presentation of Interim Information

  In the opinion of the management of Core Solution, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002, and 2001. Interim results are not necessarily indicative of results for a full year.

  The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

  Capital stock transactions

On July 5, 2002, the Company's Board of Directors and shareholders approved an amendment to the Articles of Incorporation declaring a 10,000 to 1 reverse stock split of outstanding common stock payable at July 5, 2002.

All share and per share amounts in the accompanying financial statements of the Company thereto have been retroactively adjusted to give effect to the stock splits.

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

o Launching fraudulent claims investigations

o Obtaining discounted, highly-competitive rates

o Tracking incidents which may result in claims

o Maintaining current claim status information

Item 3. Effectiveness of the registrant's disclosure controls and procedures

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

Item 6. Exhibits and Report on Form 8-K

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.2	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K: On August 22, 2002, the Company filed a report on Form 8-K announcing the termination of consulting agreements. On August 26, 2002, the Company filed a report on Form 8-K announcing a change of accountant. On September 9, 2002, the Company filed a report on Form 8-K announcing the Stock Repurchase Plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE SOLUTIONS, INC.

/s/ Christine Favara

Christine Favara

President and Chief Executive Officer

Date: November 19, 2002