Form 10KSB
period 2002-12-31
CORE SOLUTIONS INC
filed 2003-05-21
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934
                   For the fiscal year ended December 31,2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    ---------------   -----------------

     Commission file number
                           -----------------------------

                             Premier Axium ASP, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                  88-0422308
   -------------------------------          -------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification
   incorporation or organization)                          No.)


                    705 Broadway
                    Oakland, CA                               94607
      ----------------------------------------              ----------
      (Address of principal executive offices)              (Zip Code)

Issuer's telephone number: (510) 451-2883

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which
registered
Common Stock 2 Billion Shares          OTC:BB
Preferred Shares 1 Million

Securities registered under Section 12(g) of the Exchange Act:
16,600,982,945 As
of 4/23/03

As of 12/31/02 the number of shares outstanding of the Registrant's Common Stock was 4,750,982,945 shares.

As of 12/31/02 the aggregate number of shares held by non-affiliates was approximately 664,546 shares.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $1,429,143

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $604,453 (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

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

ITEM 2. DESCRIPTION OF PROPERTY.

In May of 2002, the Company vacated it's headquarter offices located at 9025 Wilshire Blvd, Suite 400, Beverly Hills, CA 90211 with a monthly lease amount of $6,180.00 to relocate and occupie 2,000 square foot of executive office space at a lease rate of $2,500 per month located at 2148 1/2 West Sunset Blvd., Los Angeles, CA 90026

ITEM 3. LEGAL PROCEEDINGS.

Management does not believe that the litigation matters, in the aggregate, if determined against the company, would have a material adverse affect on the operations of the company. The Company currently has the following legal proceedings:

     (a) Informal SEC Inquiry with regarding email information about the company.
     (b) Settlement discussions with Suburban Capital Corporation in the matter of
         Suburban Capital vs. Core Solutions, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The company has not held an annual meeting since it's merger on March 29, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) MARKET INFORMATION. Our common stock is quoted on the Over The Counter Bulletin Board trading under the stock symbol of PAXM. To the best of the registrant's knowledge and belief, there has been high market activity, buying and selling, of the common stock of the registrant, in brokerage transactions. During the period from January 1, 2002 to December 31, 2002, the highest and lowest sales prices for the shares were $3.56 and $.0002, respectively.

        At the close of business on April 23, 2003 the closing bid price for the common stock, as reported by the Over The Counter Bulletin Board (OTCBB) was $.0007

     (b) HOLDERS. There are presently 166 shareholders of record as of April 23 2003.

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

RESULTS OF OPERATIONS

NET REVENUES

In 2002 the net revenues of the Company were $1,429,143 compared to $90,814 in 2001. This increase of $1,338,329 was primarily due to an increase in new account sales earned. As of December 31, 2002 the Company was continuing to undergo its' corporate restructuring that included significant overhead reductions, as well as a lengthly review with corrections to the Company's processes, policies and procedures.

SALARY EXPENSE

In 2002 Salaries of the Company were $2,280,344, compared to $300,429 in 2001. This increase of $1,979,915 in salaries was primarily due to the addition of full time general and administrative as well sales and marketing employees.

CONSULTING FEES

In 2002 Consulting Fees of the Company were $21,187,923, compared to $722,479 in 2001. This increase of $20,465,444 was a direct result of the company's restructuring efforts, banking agreements and sales and marketing campaign.

PROFESSIONAL FEES

In 2002 Professional Fees of the Company were $54,364, compared to $200,026 in 2001. This decrease of $145,662 was a direct result of the company's restructuring efforts and concentration on hiring consultants to be paid in stock rather than cash outlay for professional fees.

INCOME TAXES

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

OTHER INCOME AND EXPENSE

Interest expense was ($11,381) in 2002 compared to ($26,054) in 2002. The decrease of $14,673.00 was due to the decrease in notes payable.


At December 31, 2002 the Company had cash of $13,551 compared to $3,198 in 2001.

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

Christine Favara, President & CEO, $120,000 annually

Tracey Haggerty, Secretary & Treasurer, $44,000 annually

Ivonne DalMazzo, Office Manager, $60,000 annually

Gregpry Chimelewski, Vice President, $80,000 annually

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

                                              NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER          SHARES         PERCENT OWNED
------------------------------------          ------         -------------

Christine Favara                            4,500,600,001       94.73%
President & CEO

Tracey Haggerty                                 200             Nil
Secretary & Treasurer

Ivonne Dalmazzo                                 202             Nil
Office Manager

Gregory Chiemelwski                       5,000,000             Nil
Vice President

2148 1/2 W. Sunset Blvd.
Los Angeles, CA  90026

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ISSUANCE OF COMMON STOCK:

    See Statement of Stockholder's Equity

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a) (1) FINANCIAL STATEMENTS.

The following financial statements and notes thereto, and the related

Independent Auditor's Report, are filed as part of this Form 10-K hereof:

Independent Auditor's Report

Balance Sheets at December 31, 2001 and 2002

Statements of Operations for the years ended December 31, 2001 and 2002

Statements of Cash Flows for the years ended December 31, 2001 and 2002

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

          4.1 Description of specimen stock certificate representing Common
              Stock

          10.1 Share Exchange Agreement and Plan of Reorganization*

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below on May 20, 2003 by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Registrant: Core Solutions, Inc.

BY : /S/ Christine Favara
-------------------------
President, Principal Executive Officer, Director
and Principal Accounting Officer

ASSETS                                                                           2002                          2001
                                                                          --------------------           -----------------
Current Assets
 Cash                                                                                $ 13,551                     $ 3,198
 Due from related parties                                                                   -                       6,200
                                                                          --------------------           -----------------
  Total Currents Assets                                                                13,551                       9,398
                                                                          --------------------           -----------------
Property and equipment - net of
 accumulated depreciation of $8,620 and $6,059                                         11,986                      14,547
                                                                          --------------------           -----------------

TOTAL ASSETS                                                                         $ 25,537                    $ 23,945
                                                                          ====================           =================
LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses                                              $ 549,701                   $ 166,772
 Bank overdraft                                                                        40,628                       8,242
 Note payable                                                                          20,000                      50,000
 Convertible notes payable                                                             53,000                      53,000
 Due to related parties                                                                     -                     446,340
                                                                          --------------------           -----------------
  Total Current Liabilities                                                           663,329                     724,354
                                                                          --------------------           -----------------

Stockholders' Deficiency:
 Common stock, par value $.001, 25,000,000,000 shares
  authorized:  4,750,982,945 and 1 issued and outstanding
  at December 31, 2002 and December 31, 2001, respectively                          4,750,983                           1
 Additional paid-in capital                                                        20,838,239                   3,132,499
 Accumulated deficit                                                              (26,227,014)                 (3,832,909)
                                                                          --------------------           -----------------
  Total Stockholders' Deficiency                                                     (637,792)                   (700,409)
                                                                          --------------------           -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 25,537                    $ 23,945
                                                                          ====================           =================


                                                                                        2002                        2001
                                                                              ------------------------    -----------------------
REVENUES - net                                                                            $ 1,429,143                   $ 90,814

EXPENSES:
 Salary and payroll taxes                                                                   2,280,344                    300,429
 Consulting fees                                                                           21,187,923                    722,479
 Professional fees                                                                             54,364                    200,026
 Depreciation                                                                                   2,561                      2,798
 Lease equipment                                                                                    -                     26,743
 Rent expense                                                                                  74,160                     73,816
 Other selling, general and administrative exp.                                               289,369                    343,340
                                                                              ------------------------    -----------------------
  Total Operating Expenses                                                                 23,888,721                  1,669,631
                                                                              ------------------------    -----------------------

LOSS FROM OPERATIONS                                                                      (22,459,578)                (1,578,817)
                                                                              ------------------------    -----------------------

OTHER REVENUES & EXPENSES:
 Impairment expense                                                                                 -                 (2,000,000)
 Interest expense                                                                             (11,381)                   (26,054)
 Other expense                                                                                (52,656)                         -
 Other income                                                                                  69,439                          -
 Gain on sale of stock                                                                         60,071                          -
                                                                              ------------------------    -----------------------
  Total Other Revenues & Expenses                                                              65,473                 (2,026,054)
                                                                              ------------------------    -----------------------


NET LOSS                                                                                $ (22,394,105)              $ (3,604,871)
                                                                              ========================    =======================


Per share information
   Weighted average number
     of common shares outstanding                                                       1,189,261,656                          1
                                                                              ========================    =======================

Basic Loss per common share                                                                   $ (0.02)              $ (3,604,871)
                                                                              ========================    =======================

Diluted Loss per common share                                                                 $ (0.02)              $ (3,604,871)
                                                                              ========================    =======================


                                                                                Additional                              Total
                                                  Common Stock                   Paid-In           Accumulated      Stockholders'
                                        ----------------------------------
                                             Shares            Amount            Capital           Deficit           Deficiency
                                        ------------------  --------------  ------------------  ---------------   -----------------
Balance -December 31, 2001                              1             $ 1         $ 3,132,499      $(3,832,909)         $ (700,409)

Issuance of stock options for
 services                                               -               -           3,230,000                -           3,230,000
Issuance of common stock for exercise
 of stock options                                       1               -             170,000                -             170,000
Issuance of common stock for services                   3               -           2,369,500                -           2,369,500
Issuance of common stock for services                   1               -              64,000                -              64,000
Issuance of common stock for services                   1               -              70,000                -              70,000
Issuance of common stock for services                   1               -             175,500                -             175,500
Issuance of common stock in lieu of debt                1               -              63,000                -              63,000
Contribution of capital                                 -               -              52,000                -              52,000
Issuance of common stock for services                   -               -                 251                -                 251
Issuance of common stock for services                 600               1               1,799                -               1,800
Issuance of common stock for services               1,600               1               4,799                -               4,800
Issuance of common stock for services             399,600             400           1,198,400                -           1,198,800
Issuance of common stock for services                 240               -                 600                -                 600
Issuance of common stock for services                 200               -                 950                -                 950
Issuance of common stock for services             280,600             280           3,577,370                -           3,577,650
Issuance of common stock for services              38,040              38             903,412                -             903,450
Issuance of common stock for services             100,017             100           2,250,282                -           2,250,382
Issuance of common stock for services             120,000             120              81,880                -              82,000
Issuance of common stock for services              42,039              42              41,997                -              42,039
Issuance of common stock for services         250,000,000         250,000             300,000                -             550,000
Issuance of common stock for services       4,500,000,000       4,500,000           3,150,000                -           7,650,000
Net loss                                                -               -                   -      (22,394,105)        (22,394,105)
                                        ------------------  --------------  ------------------  ---------------   -----------------
Balance - December 31, 2002                 4,750,982,945 #    $4,750,983 #      $ 20,838,239 #   $(26,227,014) #       $ (637,792)
                                        ==================  ==============  ==================  ===============   =================


                                                                                      2002                       2001
                                                                               --------------------       -------------------
Cash Flows from Operating Activities:
  Net Loss                                                                            $(22,394,105)              $(3,604,871)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Impairment expense                                                                           -                 2,000,000
   Depreciation and amortization                                                             2,561                     2,798
   Stock issued for services                                                            22,456,722                   570,000
   Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable                                                   -                     9,536
    Increase in accounts payable and accrued expenses                                      382,929                   106,850
    Increase (Decrease) in due from/to related parties, net                               (440,140)                   (1,200)
                                                                               --------------------       -------------------
Net Cash Used in Operating Activities                                                        7,967                  (916,887)
                                                                               --------------------       -------------------

Cash Flows from Investing Activities
  Loans to shareholders, net                                                                     -                    (2,910)
                                                                               --------------------       -------------------
Cash Flows Used in Investing Activities                                                          -                    (2,910)
                                                                               --------------------       -------------------

Cash Flows from Financing Activities:
  Bank overdraft                                                                            32,386                      (433)
 Proceeds (payments) from notes payable - net                                              (30,000)                  224,980
 Capital contribution                                                                            -                   300,000
 Increase in due from related parties                                                            -                   301,146
 Increase in convertible notes payable                                                           -                    53,000
                                                                               --------------------       -------------------
Cash Flows Provided by Financing Activities                                                  2,386                   878,693
                                                                               --------------------       -------------------

Net Increase (Decrease) in cash and cash equivalents                                        10,353                   (41,104)

Cash and cash equivalents - beginning of period                                              3,198                    44,302
                                                                               --------------------       -------------------

Cash and cash equivalents - end of period                                                 $ 13,551                   $ 3,198
                                                                               ====================       ===================


Supplemental information:
    Cash paid for interest                                                                     $ -                       $ -
                                                                               ====================       ===================
    Cash paid for income taxes                                                                 $ -                       $ -
                                                                               ====================       ===================

                              CORE SOLUTIONS, INC.
                    Formerly known as Premium Axium ASP, Inc.

                              Financial Statements
                          Year Ended December 31, 2002

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Core Solutions, Inc.


We have audited the accompanying balance sheet of Core Solutions, Inc., formerly known as Premium Axium ASP, Inc. as of December 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Solutions, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
May 20, 2003

                              CORE SOLUTIONS, INC.
                    FORMERLY KNOWN AS PREMIER AXIUM ASP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The accompanying consolidated financial statements include the accounts of Core Solutions Inc. ("the Company"). The Company changed in name in October 2002was formerly know as Premier Axium Asp, Inc. incorporated under the laws of the State of Nevada on March 26, 1999 and the following subsidiaries:
a) Premier ASP, Inc. ("PASP") incorporated under the laws of the State of Delaware on September 26, 200 (owned 100% by the Company)
b) Premier Product and Resources, Inc. ("PPRI") incorporated under the laws of the State of California on October 12, 2000 (owned 100% by
         PASP);

         All significant intercompany accounts and transactions have been eliminated in consolidation (see Note 6 for the Company's investment in two subsidiaries accounted for under the equity method of accounting).

         On February 23, 2001, the shareholders of Last Company Clothing, Inc. entered into an Agreement and Plan of Merger (the "Agreement and Plan of Merger") with Premier ASP, Inc. ("PASP"), and their stockholders whereby LCC acquired 10,000 share or 100% of PASP's outstanding common stock for the issuance of 40,000,000 shares of LLC's common stock (see Note2). Subsequently, LCC changed its name to Premier Axium Asp, Inc. This Agreement was not finalized until the closing on March 29, 2001.

         This transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of PASP acquired or exercised control over a majority of the shares of LLC. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of PASP; therefore, these consolidated financial statements represent a continuation of PASP, not LLC.

         LINE OF BUSINESS
         The Company is a comprehensive HR outsourcing provider that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and worker's compensation insurance programs, personnel records management, liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized business in the western United States.

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

                              CORE SOLUTIONS, INC.
                    FORMERLY KNOWN AS PREMIER AXIUM ASP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         REVENUE RECOGNITION
         The Company's revenue from HR outsourcing consists of services fees and payroll cists paid by its clients under their client service agreements. Service fees are determined using a percentage of gross payrolls per pay cycle or as a fixed dollar amount per employee per week. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the work-site employees: (i) salaries and wages, (ii) employment related taxes, (iii) employee benefit plan premiums and (iv) worker's compensation insurance premiums which are recorded as cost of sales. The Company records revenue and the related expenses using the accrual method, and is recognized when billed.

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

         INCOME TAXES
         Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") no. 109, "Accounting for Income Taxes". The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount and assets and liabilities and their tax basis.

         ADVERTISING COSTS
         Advertising costs are expensed as incurred and included in selling, general and administrative expenses.

         FAIR VALUE OF FINANICIAL INSTRUMENTS
         The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. The fair value of long-term payables was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates their carrying amounts as of December 31, 2001.

         LONG-LIVED ASSETS
         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined an impairment loss was needed to be recognized for applicable assets of continuing operations in 2001.

                              CORE SOLUTIONS, INC.
                    FORMERLY KNOWN AS PREMIER AXIUM ASP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1    - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         STOCK BASED COMPENSATION
         SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123') allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

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

         Transactions in which goods or services are received form non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

         LOSS PER SHARE
         SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

         COMPREHENSIVE INCOME
         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2002 and 2001, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.

         SEGMENT DISCLOSURE
         SFAS No 131, "Disclosure about Segments of an Enterprise and Related Information' changes the way public companies report information about segments, SFAS No. 131, which is based on the selected segment products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 and has determined it has only one reportable segment as of December 31, 2002 and 2001.

                              CORE SOLUTIONS, INC.
                    FORMERLY KNOWN AS PREMIER AXIUM ASP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 2 - CORPORATE REORGANIZATION
         Pursuant to the Agreement and Plan of Merger, CORE acquired 100% of all the outstanding shares of common stock of CORE for the issuance of 40,000,000 shares of its common stock. The Agreement was entered into on February 23, 2001, but was not finalized until the closing on March 29, 2001.

         This merger transaction has been accounted for in the financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of CORE acquired or exercised control over a majority of the share of the Company. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of CORE; therefore, these consolidated financial statements represent a continuation of CORE, not LCC. Consequently, the comparative figures are those of CORE.

         In accounting for this transaction:

         i) CORE is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.
         ii) Control of the net assets and business of LCC was acquired effective on March 29, 2001 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of LCC by CORE at their book value as follows:

                  Common stock                            $     97,936
                  Additional paid in capital                    14,292
                  Accumulated deficit                         (112,228)
                                                          ------------

                  Net book value                          $         -
                                                          ============

NOTE 3 - GOING CONCERN
         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. AS of December 31, 2002, the Company has a working capital deficit of $637,792 and has incurred substantial losses for the years ended December 31, 2002 and 2001, totaling $22,394,105 and $3,604,871, respectively. The Company also has a negative cash flow from operations.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is taking the following action to improve their financial condition:

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