Form 10QSB
period 2003-03-31
CORE SOLUTIONS INC
filed 2003-06-03
CIK 1084983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One) [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 For the quarterly period ended March 31,2003

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


      Commission file number _______________________________________


                              Core Solutions, Inc.
        (Exact name of small business issuer as specified in its charter)


      Nevada
      (State or other jurisdiction of incorporation or organization)________________________________________
      (IRS Employer Identification No.)


      2148-1/2 West Sunset Blvd., Los Angeles, CA  90026
      (Address of principal executive offices)


      (213) 483-7044 (Issuer's telephone number)


      --------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]



APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
---------------------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

PART I-- FINANCIAL INFORMATION
Item 1. Financial Statements.


                              CORE SOLUTIONS, INC.
                   FORMERLY KNOWN AS PREMIUM AXIUM ASP. INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                            March 31,     December 31,
ASSETS                                                        2003           2002
                                                          -----------     -----------

Current Assets
 Cash                                                     $       --      $     13,551
 Accounts receivable                                              --              --
 Due from related parties                                         --              --
                                                          ------------    ------------
  Total Currents Assets                                           --            13,551
                                                          ------------    ------------

Property and equipment - net of
 accumulated depreciation of $5,045 and $3,498                  11,183          11,986
                                                          ------------    ------------

TOTAL ASSETS                                              $     11,183    $     25,537
                                                          ============    ============


LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses                    $    549,701    $    549,701
 Bank overdraft                                                 40,628          40,628
 Note payable                                                     --            20,000
 Convertible notes payable                                      53,000          53,000
                                                          ------------    ------------
  Total Current Liabilities                                    643,329         663,329
                                                          ------------    ------------


Stockholders' Deficiency:
 Common stock, par value $.001, 25,000,000,000 shares
  authorized:  664,039 and 190 issued and outstanding
  at March 31, 2003 and December 31, 2002, respectively            664             190
 Additional paid-in capital                                 26,773,558      25,589,032
 Accumulated deficit                                       (27,406,368)    (26,227,014)
                                                          ------------    ------------
  Total Stockholders' Deficiency                              (632,146)       (637,792)
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     11,183    $     25,537
                                                          ============    ============



                        See accountant's review report.





                              CORE SOLUTIONS, INC.
                   FORMERLY KNOWN AS PREMIUM AXIUM ASP. INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                      For the Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                        2003             2002
                                                     -----------    ------------


REVENUES - net                                       $      --      $    12,145


EXPENSES:
 Salary and payroll taxes                                   --        1,256,558
 Consulting fees                                       1,178,551      4,461,669
 Professional fees                                          --           12,500
 Depreciation                                                803            803
 Lease equipment                                            --            6,009
 Rent expense                                               --            6,180
 Other selling, general and administrative exp              --           50,709
                                                     -----------    -----------
  Total Operating Expenses                             1,179,354      5,794,428
                                                     -----------    -----------

OTHER REVENUES & EXPENSES:
 Interest expense                                           --           (9,341)
 Gain on sale of stock                                      --             --
                                                     -----------    -----------
  Total Other Revenues & Expenses                           --           (9,341)
                                                     -----------    -----------


NET LOSS                                             $(1,179,354)   $(5,791,624)
                                                     ===========    ===========


Per share information
   Weighted average number
     of common shares outstanding                        506,039              1
                                                     ===========    ===========

Basic Loss per common share                          $      --      $     (0.02)
                                                     ===========    ===========

Diluted Loss per common share                        $      --      $     (0.02)
                                                     ===========    ===========


                        See accountant's review report.



                              CORE SOLUTIONS, INC.
                   FORMERLY KNOWN AS PREMIUM AXIUM ASP. INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)









                                                Common Stock           Additional                       Total
                                        --------------------------      Paid-In      Accumulated      Stockholders'
                                            Shares        Amount        Capital        Deficit         Deficiency
                                        ------------   -----------    -----------    ------------    --------------

Balance -December 31, 2002                   190,039   $        190   $ 25,589,032   $(26,227,014)   $   (637,792)

Issuance of common stock for services        410,000            410      1,024,590           --         1,025,000
Issuance of common stock for services         64,000             64        159,936           --           160,000
Net loss                                        --             --             --       (1,179,354)     (1,179,354)
                                        ------------   ------------   ------------   ------------    ------------
Balance - March 31, 2003                     664,039   $        664   $ 26,773,558   $(27,406,368)   $   (632,146)
                                        ============   ============   ============   ============    ============



                        See accountant's review report.



                              CORE SOLUTIONS, INC.
                   FORMERLY KNOWN AS PREMIUM AXIUM ASP. INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)









                                                              For the Three Months Ended
                                                                      March 31,
                                                             ---------------------------
                                                                 2003            2002
                                                             ------------    -----------
Cash Flows from Operating Activities:
  Net Loss                                                    $(1,179,354)   $(5,791,624)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                      803            803
   Stock issued for services                                    1,185,000      5,599,500
    Interest expense                                                 --             --
   Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable                       --             --
    (Increase) Decrease in other receivables                         --            3,500
    Increase in accounts payable and accrued expenses                --          (91,591)
    Increase (Decrease) in due from/to related parties, net          --           70,032
                                                              -----------    -----------
Net Cash Used in Operating Activities                               6,449       (209,380)
                                                              -----------    -----------

Cash Flows from Investing Activities
  Loans to shareholders, net                                         --             --
                                                              -----------    -----------
Cash Flows Used in Investing Activities                              --             --
                                                              -----------    -----------

Cash Flows from Financing Activities:
  Bank overdraft                                                     --           (8,242)
 Proceeds (payments) from notes payable - net                     (20,000)          --
 Capital contribution                                                --           52,000
 Options exercised                                                   --          170,000
                                                              -----------    -----------
Cash Flows Provided by Financing Activities                       (20,000)       213,758
                                                              -----------    -----------

Net Increase (Decrease) in cash and cash equivalents              (13,551)         4,378

Cash and cash equivalents - beginning of period                    13,551          3,198
                                                              -----------    -----------

Cash and cash equivalents - end of period                     $      --      $     7,576
                                                              ===========    ===========


Supplemental information:
    Cash paid for interest                                    $      --      $      --
                                                              ===========    ===========
    Cash paid for income taxes                                $      --      $      --
                                                              ===========    ===========


                        See accountant's review report.



PART II-- OTHER INFORMATION

Item 1. Legal Proceedings.

(a) Ongoing settlement discussions with Suburban Capital Corporation.
(b) Ongoing informal inquiry from Los Angeles Securities and Exchange Commission
    - Enforcement Division.

Item 2. Changes in Securities.
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ----------------------------------
      (Registrant)
      Date
      ----------------------------------
      (Signature)*
      Date
      -----------------------------------
      (Signature)*