Form 10KSB/A
period 2002-12-31
CORE SOLUTIONS INC
filed 2003-06-17
CIK 1084983

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

                            SECTION 302 CERTIFICATION



I, Christine Favara, certify that:

1.      I have reviewed this Form 10-KSB of Core Solutions, Inc. (the
        "Registrant").

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were mea, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows o the registrant as of, and for, the periods presented in this annual report;

4.      As the Registrant's sole certifying officer, I

        a. am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant;

        b. have designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the annual report is being prepared;

        c. have evaluated the effectiveness of the registrant"s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        d. have presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the Registrant's sole certifying officer, I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function);

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarized and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. As the Registrant's sole certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 29, 2003                  By: /s/ CHRISTINE FAVARA
                                          -----------------------
                                       Name: Christine Favara
                                       Title:  President and Principal Executive
                                               Officer

        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Core Solutions, Inc.

A signed original of this written statement required by Section 906 has been provided to Core Solutions, Inc. and will be retained by Core Solutions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



Dated: April 29, 2003
                                         Christine Favara, President
                                         and Principal Executive Officer