Form 10QSB
period 2003-06-30
CORE SOLUTIONS INC
filed 2003-09-08
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB

(Mark One) [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended June 30,2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


      Commission file number _______________________________________


                          Global Business Markets, Inc.
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
                (State or other jurisdiction of incorporation or
                                  organization)
                                   61-1427156
                        (IRS Employer Identification No.)

                         1180 Spring Centre South Blvd.
                                    Suite 310
                        Alta Monte Springs, Florida 32714
                    (Address of principal executive offices)


                                 (407) 884-6859
                               (Issuer's telephone
                                     number)

 Core Solutions,Inc.; Sunshine Ventures,Inc.; Christine's Precious Petals, Inc.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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




                        CHRISTINE'S PRECIOUS PETALS, INC.
                     Formerly known as Core Solutions, Inc.

                              Financial Statements
                     For the Six Months Ended June 30, 2003

                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors of
  Christine's Precious Petals, Inc.


We have reviewed the accompanying balance sheet of Christine's Precious Petals, Inc. (formerly known as Core Solutions, Inc.) as of June 30, 2003 and the related statements of operations for the three months and six months ended June 30, 2003, and 2002, and the cash flows for the six months ended June 30,m 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 15, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
September 5, 2003


                       CHRISTINE'S PRECIOUS PETALS, INC.
                     Formerly known as Core Solutions, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)



                                                            June 30,       December 31,
ASSETS                                                        2003             2002
                                                         ------------    ---------------

Current Assets
 Cash                                                    $       --      $     13,551
 Accounts receivable                                             --              --
 Due from related parties                                        --              --
                                                         ------------    ------------
  Total Currents Assets                                          --            13,551
                                                         ------------    ------------

Property and equipment - net of
 accumulated depreciation of $5,045 and $3,498                 10,380          11,986
                                                         ------------    ------------

TOTAL ASSETS                                             $     10,380    $     25,537
                                                         ============    ============


LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses                   $    549,701    $    549,701
 Bank overdraft                                                40,628          40,628
 Note payable                                                    --            20,000
 Convertible notes payable                                     53,000          53,000
                                                         ------------    ------------
  Total Current Liabilities                                   643,329         663,329
                                                         ------------    ------------


Stockholders' Deficiency:
 Common stock, par value $.001, 25,000,000,000 shares
  authorized:  665,096 and 190 issued and outstanding
  at June 30, 2003 and December 31, 2002, respectively            665             190
 Additional paid-in capital                                26,773,642      25,589,032
 Accumulated deficit                                      (27,407,256)    (26,227,014)
                                                         ------------    ------------
  Total Stockholders' Deficiency                             (632,949)       (637,792)
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     10,380    $     25,537
                                                         ============    ============


                        See accountant's review report.




                        CHRISTINE'S PRECIOUS PETALS, INC.
                     Formerly known as Core Solutions, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                  For the Three Months Ended     For the Six Months Ended
                                                           June 30,                       June 30,
                                                  --------------------------    --------------------------
                                                     2003           2002            2003           2002
                                                  -----------    -----------    -----------    -----------


REVENUES - net                                    $      --      $    12,145    $      --      $   329,719


EXPENSES:
 Salary and payroll taxes                                --          280,376           --        1,536,937
 Consulting fees                                           85        378,697      1,178,636      4,840,366
 Professional fees                                       --           11,000           --           23,500
 Depreciation                                             803            804          1,606          1,607
 Lease equipment                                         --            6,009           --            6,009
 Rent expense                                            --            9,680           --           15,860
 Other selling, general and administrative exp           --           40,137           --           90,846
                                                  -----------    -----------    -----------    -----------
  Total Operating Expenses                                888        726,703      1,180,242      6,515,125
                                                  -----------    -----------    -----------    -----------

OTHER REVENUES & EXPENSES:
 Interest expense                                        --           (1,122)          --          (10,463)
 Gain on sale of stock                                   --            2,542           --            2,542
                                                  -----------    -----------    -----------    -----------
  Total Other Revenues & Expenses                        --           (1,122)          --           (7,921)
                                                  -----------    -----------    -----------    -----------


NET LOSS                                          $      (888)   $  (715,680)   $(1,180,242)   $(6,193,327)
                                                  ===========    ===========    ===========    ===========


Per share information
   Weighted average number
     of common shares outstanding                     658,077              5        582,058              3
                                                  ===========    ===========    ===========    ===========

Basic Loss per common share                       $    (0.001)   $  (143,136)   $    (2.028)   $(2,064,442)
                                                  ===========    ===========    ===========    ===========

Diluted Loss per common share                     $    (0.001)   $  (143,136)   $    (2.028)   $(2,064,442)
                                                  ===========    ===========    ===========    ===========





                        See accountant's review report.




                        CHRISTINE'S PRECIOUS PETALS, INC.
                     Formerly known as Core Solutions, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)





                                                               For the Six Months Ended
                                                                       June 30,
                                                              --------------------------
                                                                  2003            2002
                                                              -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                                    $(1,180,242)   $(6,193,327)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                    1,606          1,607
   Stock issued for services and debt                           1,185,085      5,972,000
    Interest expense                                                 --             --
   Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable                       --             --
    Increase (Decrease) in deposits                                  --             --
    (Increase) Decrease in other receivables                         --           (1,244)
    Increase in accounts payable and accrued expenses                --          202,062
    Increase (Decrease) in due from/to related parties, net          --         (157,588)
                                                              -----------    -----------
Net Cash Used in Operating Activities                               6,449       (176,490)
                                                              -----------    -----------

Cash Flows from Investing Activities
  Loans to shareholders, net                                         --             --
                                                              -----------    -----------
Cash Flows Used in Investing Activities                              --             --
                                                              -----------    -----------

Cash Flows from Financing Activities:
  Bank overdraft                                                     --            1,292
 Proceeds from sale of stock                                         --             --
 Proceeds (payments) from notes payable - net                     (20,000)       (50,000)
 Capital contribution                                                --           52,000
  Exchange of stock from merger                                      --             --
  Options exercised                                                  --          170,000
                                                              -----------    -----------
Cash Flows Provided by Financing Activities                       (20,000)       173,292
                                                              -----------    -----------

Net Increase (Decrease) in cash and cash equivalents              (13,551)        (3,198)

Cash and cash equivalents - beginning of period                    13,551          3,198
                                                              -----------    -----------

Cash and cash equivalents - end of period                     $      --      $      --
                                                              ===========    ===========


Supplemental information:
    Cash paid for interest                                    $      --      $      --
                                                              ===========    ===========
    Cash paid for income taxes                                $      --      $      --
                                                              ===========    ===========








                        See accountant's review report.


                        CHRISTINE'S PRECIOUS PETALS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.    PRESENTATION OF INTERIM INFORMATION

      In the opinion of the management of Christine's Precious Petals, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the three and six months ended June 30, 2003, and 2002, and cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

      On April 23, 2003, the control of Company's was sold to a new group of investors, and the Company's name was changed to Sunshine Ventures, Inc. On May 30, 2003, the Company was sold back to the previous owners and the Company's name was changed to Christine's Precious Petals, Inc.


2.    CAPITAL STOCK TRANSACTIONS

      On July 5, 2002, the Company's Board of Directors and shareholders approved an amendment to the Articles of Incorporation declaring a 10,000 to 1 reverse stock split of outstanding common stock payable at July 5, 2002. On May 9, 2003, the Company's Board of Directors and shareholders approved an amendment to the Articles of Incorporation declaring a 25,000 to 1 reverse stock split of outstanding common stock payable at May 9, 2003.

      All share and per share amounts in the accompanying financial statements of the Company thereto have been retroactively adjusted to give effect to the stock splits.


3.    GOING CONCERN

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

      The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

PART II-- OTHER INFORMATION

Item 1. Legal Proceedings.

(a) Ongoing informal inquiry from Los Angeles Securities and Exchange Commission
    - Enforcement Division.

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