Form 10QSB
period 2003-09-30
GLOBAL BUSINESS MARKETS INC
filed 2003-12-12
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB

(Mark One)
      [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the quarterly period ended September 30,2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _________________ to ____________

         Commission file number _______________________________________


                          Global Business Markets, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
                ------------------------------------------------
                (State or other jurisdiction of incorporation or
                                  organization)

                                   61-1427156
                        ---------------------------------
                        (IRS Employer Identification No.)

                            3859 Wekiva Springs #302
                               Longwood, FL 32779
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (260) 312-6789
                               -------------------
                               (Issuer's telephone
                                     number)

 Core Solutions,Inc.; Sunshine Ventures,Inc.; Christine's Precious Petals, Inc.
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

----------------------------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                          GLOBAL BUSINESS MARKETS, INC.
                     Formerly known as Core Solutions, Inc.

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



To the Board of Directors of
  Global Business Markets, Inc.


We have reviewed the accompanying balance sheet of Global Business Markets, Inc. (formerly known as Core Solutions, Inc.) as of September 30, 2003 and the related statements of operations for the three months and nine months ended September 30, 2003, and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 15, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
December 11, 2003

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Global Business Markets, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three and nine months ended September 30, 2003, and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

     On April 23, 2003, the control of Company's was sold to a new group of investors, and the Company's name was changed to Sunshine Ventures, Inc. On May 30, 2003, the Company was sold back to the previous owners and the Company's name was changed to Christine's Precious Petal, Inc. On July 29, 2003, the control of the Company was sold to a new group of investors. On August 8, 2003, the name of the Company was changed to Global Business Markets, Inc.

                              Financial Statements
                  For the Nine Months Ended September 30, 2003

                                   (Unaudited)

                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                    ---------------------------------------
                                                                         2003                   2002
                                                                    ----------------      -----------------
Cash Flows from Operating Activities:
  Net Loss                                                              $(6,653,535)         $ (14,351,960)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                              2,409                  2,561
   Stock issued for services and debt                                     6,657,575             13,992,430
    Interest expense                                                              -                      -
   Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable                                    -                      -
    Increase (Decrease) in deposits                                               -                      -
    (Increase) Decrease in other receivables                                      -                 (1,697)
    (Increase) in prepaid expenses                                                -                 (1,600)
    Increase in accounts payable and accrued expenses                             -                316,010
    Increase (Decrease) in due from/to related parties, net                       -               (434,215)
                                                                    ----------------      -----------------
Net Cash Used in Operating Activities                                         6,449               (478,471)
                                                                    ----------------      -----------------

Cash Flows from Investing Activities
  Loans to shareholders, net                                                      -                 (1,500)
                                                                    ----------------      -----------------
Cash Flows Used in Investing Activities                                           -                 (1,500)
                                                                    ----------------      -----------------
Cash Flows from Financing Activities:
  Bank overdraft                                                                  -                  8,107
 Proceeds from sale of stock                                                      -                      -
 Proceeds (payments) from notes payable - net                               (20,000)               246,666
 Capital contribution                                                             -                 52,000
  Exchange of stock from merger                                                   -                      -
  Options exercised                                                               -                170,000
                                                                    ----------------      -----------------
Cash Flows Provided by Financing Activities                                 (20,000)               476,773
                                                                    ----------------      -----------------

Net Increase (Decrease) in cash and cash equivalents                        (13,551)                (3,198)

Cash and cash equivalents - beginning of period                              13,551                  3,198
                                                                    ----------------      -----------------

Cash and cash equivalents - end of period                           $             --      $              --
                                                                    ================      =================

Supplemental information:
    Cash paid for interest                                          $             --      $              --
                                                                    ================      =================
    Cash paid for income taxes                                      $             --      $              --
                                                                    ================      =================



                                                                        September 30,             December 31,
ASSETS                                                                      2003                       2002
                                                                       ----------------           ---------------
Current Assets
 Cash                                                                              $ -                  $ 13,551
 Accounts receivable                                                                 -                         -
 Due from related parties                                                            -                         -
                                                                        ---------------           ---------------
  Total Currents Assets                                                              -                    13,551
                                                                       ----------------           ---------------

Property and equipment - net of
 accumulated depreciation of $5,045 and $3,498                                   9,577                    11,986
                                                                       ----------------           ---------------

TOTAL ASSETS                                                                   $ 9,577                  $ 25,537
                                                                       ================           ===============


LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses                                       $ 549,701                 $ 549,701
 Bank overdraft                                                                 40,628                    40,628
 Note payable                                                                        -                    20,000
 Convertible notes payable                                                      53,000                    53,000
                                                                        ---------------           ---------------
  Total Current Liabilities                                                    643,329                   663,329
                                                                       ----------------           ---------------


Stockholders' Deficiency:
 Common stock, par value $.001, 25,000,000,000 shares
  authorized: 2,189,665,096 and 190,039 issued and outstanding
  at September 30, 2003 and December 31, 2002, respectively                  2,189,655                       190
 Additional paid-in capital                                                 30,057,142                25,589,032
 Accumulated deficit                                                       (32,880,549)              (26,227,014)
                                                                        ---------------           ---------------
  Total Stockholders' Deficiency                                              (633,752)                 (637,792)
                                                                       ----------------           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 9,577                  $ 25,537
                                                                       ================           ===============

                                              For the Three Months Ended              For the Nine Months Ended
                                                     September 30,                          September 30,
                                          ----------------------------------     ----------------------------------
                                               2003               2002                2003               2002
                                          ----------------   ---------------     ---------------    ---------------
REVENUES - net                                        $ -         $ 353,877                 $ -          $ 683,596


EXPENSES:
 Salary and payroll taxes                               -           441,836                   -          1,978,773
 Consulting fees                                5,472,490         8,040,819           6,651,126         12,881,185
 Professional fees                                      -            21,364                   -             44,864
 Depreciation                                         803               954               2,409              2,561
 Lease equipment                                        -                 -                   -              6,009
 Rent expense                                           -             6,300                   -             22,160
 Other selling, general and
  administrative exp.                                   -            66,243                   -            157,089
                                          ----------------   ---------------     ---------------    ---------------
  Total Operating Expenses                      5,473,293         8,577,516           6,653,535         15,092,641
                                          ----------------   ---------------     ---------------    ---------------

OTHER REVENUES & EXPENSES:
 Interest expense                                       -                 -                   -            (10,463)
 Other expenses                                         -            (1,148)                  -             (1,148)
 Other income                                           -             8,083                   -              8,083
 Gain on sale of stock                                  -            58,071                   -             60,613
                                          ----------------   ---------------     ---------------    ---------------
  Total Other Revenues & Expenses                       -            65,006                   -             57,085
                                          ----------------   ---------------     ---------------    ---------------

NET LOSS                                     $ (5,473,293)      $(8,158,633)        $(6,653,535)     $ (14,351,960)
                                          ================   ===============     ===============    ===============

Per share information
   Weighted average number
     of common shares outstanding           1,459,555,032                25         486,906,382                  9
                                          ================   ===============     ===============    ===============

Basic Loss per common share                      $ (0.003)       $ (326,345)           $ (0.013)      $ (1,594,662)
                                          ================   ===============     ===============    ===============

Diluted Loss per common share                    $ (0.001)       $ (326,345)           $ (0.013)      $ (1,594,662)
                                          ================   ===============     ===============    ===============


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