Form 10QSB/A
period 2003-09-30
GLOBAL BUSINESS MARKETS INC
filed 2003-12-15
CIK 1084983

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

                     2,189,665,096 common shares outstanding
                     ---------------------------------------

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



Michael Johnson & Co., LLC.
Denver, Colorado
December 11, 2003

                         Global Business Markets, Inc.
                     Formerly known as Core Solutions, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)



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
                                                                       ================           ===============

                         Global Business Markets, Inc.
                     Formerly known as Core Solutions, Inc.
                      Consolidated Statements of Operation
                                  (Unaudited)


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
                                          ================   ===============     ===============    ===============


                         Global Business Markets, Inc.
                        Formerly known as Core Solutions
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

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

2.   CAPITAL STOCK TRANSACTIONS

     On July 5, 2002, the Company's Board of Directors and shareholders approved an amendment to the Articles of Incorporation declaring a 10,000 to 1 reverse stock split of outstanding common stock payable at July 5, 2002. On October 22, the Company's Board of Directors and shareholders approved an amendment to the Articles of Incorporation declaring a 25,000 to 1 reverse split of outstanding common stock payable on October 22, 2002. On May 9, 2003, the Company's Board of Directors and shareholders approved an amendment to the Articles of Incorporation declaring a 25,000 to 1 reverse stock split of outstanding common stock payable at May 9, 2003.

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