Form 10KSB
period 2003-12-31
GLOBAL BUSINESS MARKETS INC
filed 2004-04-16
CIK 1084983

1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003

                        Commission file number 000-30567

                          GLOBAL BUSINESS MARKETS, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                     61-1427156
   -------------------------------                    -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification No.)

        3859 WEKIVA SPRINGS ROAD, SUITE 302
                 LONGWOOD, FLORIDA                           32779
     ----------------------------------------             ----------
     (Address of principal executive offices)             (zip code)


                   Issuer's Telephone Number: (407) 312-6789

                  Securities registered under Section 12(b) of the Exchange Act:
                                      None

                  Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days.
  Yes  X      No
     -----       -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2004, was 21,285,665,096 shares, held by approximately 175 stockholders.

         The issuer's net revenues for its most recent fiscal year ended December 31, 2003 were $000.00

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale of March 31, 2004 was $31,928,497.64 based on a share value of $0.0015

         Transitional Small Business Disclosure Format (check one):
                                                                Yes      No X
                                                                   ---     ---

                          GLOBAL BUSINESS MARKETS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2003

INDEX TO REPORT
                                 ON FORM 10-KSB

PART I                                                                                                       PAGES
                                                                                                             -----
Item 1.        Description of Business                                                                          1
Item 2.        Description of Property                                                                          6
Item 3.        Legal Proceedings                                                                               11
Item 4.        Submission of Matters to a Vote of Security Holders                                             11

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                           12
Item 6.        Plan of Operation                                                                               17
Item 7.        Financial Statements and Supplementary Data                                                     20
Item 8.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure            20
Item 8A.       Controls and Procedures                                                                         20

PART III

Item 9.        Directors and Executive Officers of the Registrant                                              21
Item 10.       Executive Compensation                                                                          24
Item 11.       Security Ownership of Certain Beneficial Owners and Management                                  26
Item 12.       Certain Relationships and Related Transactions                                                  27
Item 13.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 28
Item 14.       Principal Accountant Fees and Services                                                          29


         This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

         In this filing references to "Company," "we," "our," and/or "us," refers to Global Business Markets, Inc.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(A) GENERAL BUSINESS DEVELOPMENT

        We are a Nevada corporation formed on March 26, 1999 under the name "Last Company Clothing, Inc." to engage in the business of importing and wholesaling a line of clothing to serve the retail trade known as the "action sports" or "extreme" sports industry. On July 12, 2000, we by majority stockholder consent, enter into and agreement to acquirer M-I Vascular Innovations, Inc. and changed our name from "Last Company Clothing, Inc." to "MIVI Biomedical Technologies, Inc." On November 16, 2000, we changed our name back to our original name "Last Company Clothing, Inc." because the agreement to acquire M-I Vascular Innovations, Inc. was cancelled. In March 2001 we acquired 100% of Premier ASP, Inc. and on March 26, 2001, changed our name from "Last Company Clothing, Inc." to "Premier Axium ASP, Inc. On February 28, 2003, we amended our articles of incorporation and changed our name from "Premier Axium ASP, Inc." to "Core Solutions, Inc.". On May 2, 2003, we changed our name from "Core Solutions, Inc." to "Sunshine Ventures, Inc." On June 10, 2003 we changed our name from "Sunshine Ventures, Inc." to "Christine's Precious Petals, Inc." On August 15, 2003 we changed our name from "Christine's Precious Petals, Inc." to "Global Business Marketing, Inc."

         During 2002, the Company's was a comprehensive HR outsourcing provider that provided a comprehensive Personnel Management System which emcompassed a broad range of services, including benefits and payroll administration, medical and worker's compensation insurance programs and performance and management services to small and medium-sized business in the western United States.

         In January 2003, the Company discontinued these operations. Since that period of time, the Company has been ramping up and commencing preparatory measures to reposition itself as a designer and manufacturer of custom handmade and mass-produced electronic and acoustic bars, ample fliers and accessories.

NEW BUSINESS OPPORTUNITIES

         We are a development stage company and are working to reposition the Company as a designer and manufacturer of custom hand made and mass-produced electric and acoustic guitars, amplifiers and accessories. We have had no operating revenues since its inception and have financed all of its operations from loans, and sales of its capital stock to affiliated parties and private investors. We will continue to sale our capital stock to help us complete the development of our first production models. We will need to engage in additional research and development for the purpose of further refining the instrument and simplifying the manufacturing process. We hope to represent a new development respecting one of the world's oldest and most popular musical instruments, the guitar.

INDUSTRY OVERVIEW

         The United States retail market for music products in 2002 was estimated in a study by the National Association of Music Merchants, or NAMM, to be approximately $7.0 billion in net sales, representing a five-year compound annual growth rate of 2.1%. The broadly defined music products market, according to NAMM, includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $5.8 billion of the estimated $7.0 billion of this market's sales, representing a five-year compound annual growth rate of 6.2%. The music products market, as currently defined by NAMM, however, does not include the significant used and vintage product markets or apparel markets in which we actively participate.

         Included in the $7.0 billion of estimated industry sales is the school music market estimated at $572 million in the United States and industry trends and positive demographic trends suggest that the school music market will continue to grow. According to published reports, school band enrollments have risen and publicity linking music making and improved academic performance has improved prevailing attitudes towards music and music education.

         According to THE MUSIC TRADES magazine, the industry is highly fragmented with the nation's five leading music products retailers, as measured by the amount of sales generated by such retailers (i.e., Guitar Center, Brook Mays/H&H, Sam Ash Music Corp., Hermes Music and Victor's House of Music), accounting for approximately 25.8% of the industry's estimated total sales in 2002. The list of leading retailers excludes Mars Music, which was liquidated in the fourth quarter of 2002. There are approximately 8,400 retailers in the industry. According to Music USA 2003, a typical music products store averages approximately 5,500 square feet and generates an average of approximately $1.2 million in annual net sales.

         Over the past decade, technological advances in the industry have resulted in dramatic changes to the nature of music-related products. Manufacturers have combined computers and microprocessor technologies with musical equipment to create a new generation of products capable of high grade sound processing and reproduction. Products featuring those technologies are available in a variety of forms and have broad application across most of our music product categories. Most importantly, rapid technological advances have resulted in the continued introduction of higher quality products offered at lower prices, and this trend is continuing. Today, an individual consumer can affordably create a home recording studio which interacts with personal computers and is capable of producing high-quality digital recordings. Until recently, this type of powerful sound processing capability was expensive and was typically purchased primarily by professional sound recording studios.

PRODUCTS AND SERVICES

We currently have no products or services.

PROPOSED ACCESSORY ITEMS

         In addition to our custom hand made and mass-produced electric and acoustic guitars we intend to offer consumers related accessory items including, but not limited to, guitar straps, picks, cases, amplifiers and stands. All of these items will be manufactured for us, in accordance with its specifications, by product manufacturers. There are several manufacturers available for each of these items and we don't anticipate any problems with respect to product quality or cost. We intend to carry a relatively small inventory of these accessory items, at any given time, since the delivery time for orders given by us to such manufacturers is expected to be short.

SERVICES

         We will market our guitars as a high quality, sophisticated, musical instrument. Consistent with this marketing plan, we will provide our customers with a product warranty, product satisfaction guarantee and related support regarding the use and enjoyment of such product. We will warrant our guitars to be free from defects in material and workmanship and will provide each purchaser of our guitars with a one year warranty on parts and labor. During the effective warranty period, we will remedy any product defects. Parts may be replaced under the warranty, at our election, with new or comparable remanufactured parts. The warranty will not extend however, to any guitar which has been subjected to usage for which the product was not designed, which has been damaged as the result of shipping, or which has been altered or repaired in a way that affects product performance or reliability. To further insure customer satisfaction, we will also provide each customer with a ten day money back guarantee, excluding shipping and handling.

SUPPLIES AND SUPPLIERS

         The primary components of our guitars will include electronics, hardware and guitar bodies. These components will be manufactured for us by third parties. Initially, we will assemble our guitars on site. We plan to review our manufacturing process as demand for their product increase and may have manufacturing occur oversees to take advantage of cost savings. We also intend to sell related accessories manufactured for it by third parties such as speakers, amplifiers, stands, straps, footrests and cases. Suppliers of component materials and accessories will be chosen based on quality, service and price.

         The price of raw materials for the manufacture of our guitars is expected to remain stable in the near term. Increases that may occur are expected to be small; although no assurance can be given that this will prove to be the case. Each category of raw materials has several competing suppliers. We do not intend to be dependent upon any one supplier for any of the raw materials that it will purchase. We expect all required raw materials to be readily available in sufficient quantities and to be of required quality. In the extreme situation, however, were any required raw materials not to be generally available, it would have a material adverse effect on our Corporation's operations.

COMPETITION

         We may reasonably expect to compete with related or similar guitar, or guitar-like, instruments, apparatus or devices. Moreover, prospective competitors which may enter the field may include established manufacturers of musical or electronic audio instruments and equipment, all of which will be considerably larger than we are in total assets and resources. This could enable them to bring their own technologies and instruments to advanced stages of development and marketing with more speed and efficiency than we have been, or will be, able to apply to the development and marketing of our guitars. There can be no assurance that we will successfully compete with conventional guitars and existing electronic guitar-like instruments or with any improved or new technology instrument which may be developed in the future.

GOVERNMENT REGULATION

         There are no special or unusual governmental laws or regulations that can be expected to materially impact on the operation of our.

EMPLOYEES

         As of December 31, 2003, we had 1 employee. At this time, we do not plan on adding any additional employees. Additional employees may be hired by us as required for the operation of its business including those required for guitar assembly.

CONSULTANTS

         On September 3, 2003, we entered into a Consulting Agreement with Christine Favara (hereinafter referred to as the "Consultant"), wherein the Consultant agreed to assist us with reducing past debt through negotiations with debtors for stock of the Company and with location of potential real properties for acquisition by the Company. We agreed to compensate and issue the Consultant a number of shares of the Company's free trading common stock, par value $.001 per shares, that equals the sum of $10,000 per month based on the lowest bid price of the Company's common stock as quoted on the Electronic Bulletin Board. The Shares shall be registered under S-8. If the consultant does not received proceeds for the stock issuances of liquidations in the aggregate of $120,000, the Company shall, in its sole discretion, deliver to the consultant either the cash difference or additional unrestricted shares of sufficient value that the balance should satisfy the shortfall. This agreement shall have a term of one year. This agreement was terminated and canceled in December 2003. A copy of the consulting agreement is attached as an exhibit 10-1 herewith.

         On September 26, 2003, we entered into a Consulting Agreement with Steve Carnes (hereinafter referred to as the "Consultant"), wherein the Consultant agreed to assist us with general business consulting services such as assisting us and our Management with evaluating prospective acquisition candidate's business setup and operations, business management services and other business related services. We agreed to compensate and issue the Consultant a number of shares of the Company's free trading common stock, par value $.001 per shares, that equals the sum of $50,000 per month. This agreement shall have a term of one year. A copy of the consulting agreement is attached as an exhibit 10-2 herewith.

SUBSEQUENT EVENT

         On February 3, 2004, we entered into an Agreement with Equitilink, LLC (hereinafter referred to as the "Consultant"), wherein the Consultant agreed to assist us as a public relations and corporate communications services and communicate with our stockholders and the investment banking community. We agreed to compensate and issue the Consultant a total of twenty-five million (25,000,000) restricted shares of common stock, the shares will be issued and restricted under Rule 144. This agreement shall have a term of four months and if not cancelled by us will automatically be extended for an additional three months. A copy of the consulting agreement is attached as an exhibit 10-3 herewith.

         On February 10, 2004, we entered into a Consulting Agreement with Gregory M. Reszel (hereinafter referred to as the "Consultant"), wherein the Consultant agreed to assist us with general business consulting services. Services shall include but not limited to assisting the Company and Company Management with various projects, design and fabrication of musical instruments, business management services and other business related services, specifically excluding capital raising and market making. We agreed to compensate and issue the Consultant a number of shares of the Company's free trading common stock, par value $.001 per shares, that equals the sum of $60,000 retainer fee and $5,000 per month. The Shares shall be registered under S-8. This agreement shall have a term of one year. A copy of the consulting agreement is attached as an exhibit 10-4 herewith.

REPORTS TO STOCKHOLDERS

         We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Our securities are registered under the Exchange Act, we file supplementary and periodic information, documents and reports that are required under section 13 of the Securities Act of 1933, as amended, with the Securities and Exchange Commission. Such reports, proxy statements and other information will be available through the Commission's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the Commission's website (HTTP://WWW.SEC.GOV).

         We intend to furnish annual reports to stockholders, which will include audited financial statements reported on by our Certified Public Accountants. In addition, we will issue un-audited quarterly or other interim reports to stockholders, as we deem appropriate.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently maintains an address at 3859 Wekiva Springs Road, Suite 302, Longwood, Florida 32779. The Company, in its efforts to minimize expenditures and increase shareholder value, has opted to procure modest facilities for administrative purposes only. The annual lease on the property is approximately $130 (one hundred thirty dollars) and the Company plans on using the savings that would have been expended on more lavish offices towards the aggregate cash flow of the Company for operational purposes, which in turn is expected to bolster the Companies likelihood of success.

         As a result of our method of operations and business plan, we do not require full time personnel to conduct our business. At present, management and consulting services are provided by outside firms or independent contractors on an as needed basis. In the future we anticipate requiring additional office space and additional personnel; however it is unknown at this time how much space or how many individuals will be required.

                                  RISK FACTORS

         An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report and any other filings we have made in the past or that we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

WE HAVE NO OPERATING HISTORY FOR YOU TO USE TO EVALUATE OUR BUSINESS.

We have no operating history for you to use to evaluate either our business. We have devoted almost all of our efforts to the repositioning our company as a designer and manufacturer of custom handmade and mass-produced electronic and acoustic guitars, amplifiers and accessories. We are in an early stage in our development and it is possible that its products may not sell in the volumes or at the prices that we anticipates. If that occurs, we would receive less than the projected income from sales of its products and its profitability would suffer.

OUR FUTURE SUCCESS IS DEPENDENT ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR PRESIDENT, OTHER OFFICERS AND OTHER KEY EMPLOYEES AND OUR ABILITY TO ATTRACT AND RETAIN SKILLED PERSONNEL.

Our performance and future operating results are substantially dependent on the continued service and performance of Edward Miers, the Company's President & CEO. To the extent that Mr. Miers services become unavailable, our business and prospects may be adversely affected. Should we not be able to retain Mr. Miers's services, we do not know whether an equally qualified person could be employed to replace Mr. Miers. If we are successful in implementing and developing our business, it will require additional managerial and technical personnel. Competition for highly qualified personnel is intense, and we cannot assure that we can retain our key employees and consultants or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of our management or other key employees or consultants and the potential inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on our financial condition, operating results, and cash flows.

RISKS RELATED TO OUR FINANCIAL CONDITION

WE WILL NEED ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE AND, IF AVAILABLE, MIGHT ONLY BE AVAILABLE ON UNFAVORABLE TERMS.

We currently have no operating capital making it necessary for us to raise funds through further equity or debt financings until such time, if ever, as we are able to operate profitably. There is no assurance that we will be able to obtain it on terms beneficial to us, if at all.

WE EXPECT A SUBSTANTIAL INCREASE IN EXPENSES AND MAY NOT ACHIEVE SIGNIFICANT PROFITABILITY, THIS MAY CAUSE OUR STOCK PRICE TO FALL.

Because of we are in the early stage of development, we expect to continue to incur operating losses and to have a negative cash flow unless and until it is able to generate substantial revenues and reach profitability. In the interim, we expect to be forced to issue capital stock to cover our expenditures to continue operations. We expect that during the next twelve months, as we try to develop and launch our products; our operating expenses will be increasing, especially in the areas of development, sales and marketing and brand promotion. We anticipate that we will have to incur substantial costs and expenses related to:

o hiring additional executive and administrative personnel, and additional product development personnel;
o continued development of our guitars and the development of proposed accessory products;
o    advertising, marketing, and promotional activities.
o The extent of our losses in the future will depend on its ability to commence commercial operations and generate revenues on a profitable basis. To do so, we will have to develop and implement successful manufacturing, sales, and marketing programs for our guitars. No assurance can be given that we will be able to achieve this objective or that, if this objective is achieved, that we will ever be profitable. Our ability to achieve profitability and to sustain us will depend on our ability to generate and sustain substantial revenues while maintaining reasonable expense levels. Although we intend to increase our spending on the activities listed above, these efforts may not result in the generation of sufficient revenues which will have a direct impact on our revenues which may have a subsequent impact on our stock price.

WE HAVE A NEGATIVE NET WORTH, HAVE INCURRED LOSSES FROM INCEPTION, AND EXPECT TO INCUR LOSSES IN THE FUTURE. THIS COULD DRIVE THE PRICE OF OUR STOCK DOWN.

We have never generated any revenues from operations. Instead we have been dependent on debt and equity funding from lenders and investors to allow us to conduct developmental operations. We have therefore incurred losses from inception.

As of December 31, 2003, we had an accumulated deficit of $29,176,184 and we anticipate that we will continue to incur net losses for the foreseeable future unless we are able to establish profitable business operations. As at December 31, 2003, we had total current assets of $0 and total current liabilities of $605,477 or a negative working capital of approximately $605,477.

If we fail to establish profitable operations and continues to incur losses; the price of our common stock could be expected to fall.

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS AS OF APRIL 5, 2004 WHICH RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2003, which are included in this filing, indicate that there was substantial doubt as of April 5, 2004 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

RISKS RELATED TO OUR STOCK

OUR COMMON STOCK IS ILLIQUID AND THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY IMPACTED BY FACTORS WHICH ARE UNRELATED TO OUR OPERATIONS.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies, trading volume in our common stock, dilution systemic to financing operations and retiring debt by capital stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR ABILITY TO CONTINUE OUR NORMAL OPERATIONS.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

OUR ARTICLES OF INCORPORATION AND BYLAWS AND NEVADA LAW CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE OF CONTROL AND COULD LIMIT THE MARKET PRICE OF OUR COMMON STOCK.

Our authorized capital stock consists of 25,000,000,000 shares of common stock and 1,000,000 shares of preferred stock. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS COULD BE NEGATIVELY AFFECTED

Currently, the Company is not subject to any Government regulations. However, should such regulations come to pass the Company may be adversely affected by such unforeseeable regulations in unforeseeable manner(s). Moreover, the Company is not subject to an industry with foreseeably high legal uncertainties. However, should the nature of the industry, sector, or niche develop into a field of foreseeable legal uncertainty, said legal uncertainties may adversely effect the company in unknown and potentially unknowable manner(s).

INSIDER CONTROL OF COMMON STOCK.

As of March 31, 2004, one affiliated shareholder beneficially owns or controls approximately 89.26% of our outstanding common shares. As a result, this shareholder will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

SINCE OUR SHARES ARE THINLY TRADED, AND TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, including capital restructuring, many of which factors will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies, especially those with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if initiated, could result in substantial costs, a material adverse effect, and a diversion of management's attention and resources.

INDEMNIFICATION OF DIRECTORS, OFFICERS AND OTHERS.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

ANTI-TAKEOVER PROVISIONS

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

ITEM 3. LEGAL PROCEEDINGS

         We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last quarter of 2003, we did not submit any matters to vote to our security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

REPORTS TO SECURITY HOLDERS. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is "http://www.sec.gov".

(A) MARKET INFORMATION

         Our common stock is quoted on the OTC Bulletin Board under the symbol "GBMI". Our common stock began quotation on the OTC Bulletin Board on February 21, 2001 under the trading symbol "LCCP", and on March 29, 2001, following our name change, began quotation under the new symbol "PAXM". On July 8, 2002, following a symbol change, began quotation under the new symbol "PAXU". On July 15, 2002, following our name change, began quotation under the new symbol "CSOU". On October 23, 2002, following a symbol change, began quotation under the new symbol "CSUO". On May 5, 2003, following our name change, began quotation under the new symbol "SSHV". On July 14, 2003, following our name change, began quotation under the new symbol "CPCO". On September 8, 2003, following our name change, began quotation under the new symbol "GBMI". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock, as listed on the OTC Bulletin Board (obtained from Yahoo - Finance), for each full financial quarter for the two most recent full fiscal years were as follows:

                       OTC BULLETIN BOARD

      QUARTER ENDED        HIGH(1)                LOW(1)

December 31, 2003          0.15                   0.0019
September 30, 2003         0.100                  0.080
June 30, 2003              2.500                  0.040
March 31, 2003             0.062                  0.001
December 31, 2002          1.010                  0.001
September 30, 2002         30.00                  0.001
June 30, 2002              15.00                  8.00
March 31, 2002             300.00                 8

(1) Such over-the-counter market quotations reflect inter-dealer prices, adjusted for splits, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         Our registrar and transfer agent for our common stock is Madison Stock Transfer, PO Box 145, Brooklyn, New York 11229-0145, Telephone: (718) 627-4453,
Facsimile: (718) 627-6341.

         As of March 31, 2004, we had 21,285,665,096 shares of common stock outstanding and approximately 175 stockholders of record.

(B) HOLDERS OF COMMON STOCK

         As of December 31, 2003, we had approximately 173 stockholders of record of the 20,283,665,096 shares outstanding.

(C) DIVIDENDS

         The Board of Directors has not declared any dividends due to the following reasons:

1. The Company has not yet adopted a policy regarding payment of dividends; 2. The Company does not have any money to pay dividends at this time; 3. The declaration of a cash dividend would result in an impairment of future working capital; and 4. The Board of Directors will not approve the issuance of a stock dividend. 5.
(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table includes the Company's equity compensation plans effective as of December 31, 2003 and Subsequent to December 31, 2003.


Equity Compensation Plan Information
------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                            reflected in column (a)
                                           (a)                         (b)                            (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders               None                         None                         None
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security  holders         1,500,000,000                   $0.002                     525,000,000
(1)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security  holders          250,000,000                     $0.08                        None
(2)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security  holders         2,000,000,000                  $0.00006                       None
(3)
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) Shares are issuable under a Consultant and Employee stock Compensation Plan effective February 13, 2004. To date 755,000,000 shares have been issued under the Plan. All of the shares issuable under the Plan were registered on Form S-8 on February 13, 2004. A copy of the Plan was filed as an exhibit to the S-8.

(2) Shares are issuable under a Consultant and Employee stock Compensation Plan effective September 26, 2003. To date 250,000,000 shares have been issued under the Plan. All of the shares issuable under the Plan were registered on Form S-8 on September 26, 2003. A copy of the Plan was filed as an exhibit to the S-8.

(3) Shares are issuable under a Consultant and Employee stock Compensation Plan effective March 4, 2003. To date 2,000,000,000 shares have been issued under the Plan. All of the shares issuable under the Plan were registered on Form S-8 on March 4, 2003. A copy of the Plan was filed as an exhibit to the S-8.

OTHER MARKET INFORMATION

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:


     o A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    A toll-free telephone number for inquiries on disciplinary actions;
     o Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and o Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

     Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

     o    The bid and offer quotations for the penny stock;
     o The compensation of the broker-dealer and its salesperson in the transaction;
     o The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o Monthly account statements showing the market value of each penny stock held in the customer's account.

         In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

         These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

RECENT SALES OF UNREGISTERED SECURITIES


The Company issued twenty five million (25,000,000) unrestricted shares to Irving Einhorn for consulting services, valued at $25,000. This issuance was preformed pursuant to a resolution in lieu of a directors meeting dated April 8, 2004, via Exchange Act From S-8 filed February 13, 2004.

The Company issued one hundred million (100,000,000) unrestricted shares to Gregory Reszel for consulting services, valued at $60,000. This issuance was done pursuant to a resolution in lieu of a directors meeting on March 24, 2004, via Exchange Act form S-8 filed February 13, 2004. Mr. Carnes consulting purview includes management on various projects, design and fabrication of musical instruments, business management services and other business related services, specifically excluding capital raising and market making.

On March 24, 2004 the Company issued two hundred and fifty million (250,000,000) unrestricted shares to Steve Carnes for consulting services valued at $150,000. This was done in a resolution in lieu of a directors meeting dated on March 24, 2004 via Exchange Act form S-8 filed February 13, 2004. Mr. Carnes consulting services include identifying what specific types of companies/entities that best fit the parameters for a Company strategic partner; schedule and conduct introductory meetings with potential strategic partners; coordinate the follow up conversations, meetings and, when instructed by Company, any negotiations that might result from the original introductory meetings; advise the Company on how best to assist the Company in securing a desired prospective new strategic partner(s); assist and advise as to the formal business plan or amendments within Mr. Carnes ability; introductions to legal counsel, accounting , investment banking and other professionals to provide services to the Company as needed; introductions to potential strategic partners, business associates and other contacts to assist the Company with the implementation of its business plan; identifying candidates for potential mergers and acquisitions; introductions to technical professionals who are competent in executing the business's development needs.

The Company issued fifty million (50,000,000) unrestricted shares to STEVE CARNES for consulting services valued at $50,000; said services are more fully enunciated above. This issuance was performed pursuant to a resolution in lieu of a directors meeting, dated February 16, 2004, via Exchange Act Form S-8 filed February 13, 2004.

The Company issued seventy million (70,000,000) unrestricted shares to GREGORY RESZEL for consulting services valued at $100,000; said services are more fully enunciated above. This issuance was performed pursuant to a resolution in lieu of a directors meeting, dated February 16, 2004, via Exchange Act From S-8 filed February 13, 2004.

The Company issued one hundred million (100,000,000) unrestricted shares to MICHAEL L. CORRIGAN for consulting services valued at $100,000. This issuance was performed pursuant to a resolution in lieu of a directors meeting dated February 16, 2004, via Exchange Act Form S-8 filed February 13, 2004.

SUBSEQUENT ISSUANCES

On October 24, 2003, GLOBAL BUSINESS MARKETS INC., Registrant, ("Company") tendered seventeen billion shares (17,000,000,000) of restricted securities to EDWARD MIERS in his capacity as President, CEO, for services rendered acting in such capacity. Said tender was done pursuant to the Exchange Act's Rule 144 and was duly voted on and approved by the Board of Directors in a special meeting dated October 24, 2003.

The Company admitted to owing Ms. Christine Favara $900,000 in monies owed to her arising from her services as president of the Company, formerly "Christine's Precious Petals, Inc.". Said sums had been accruing since July 2001 and such debt had not been paid for over two years. On December 1, 2003, in a resolution in lieu of a directors meeting the Company agreed to settle Ms. Favara's claim and retire the debt for five hundred million (500,000,000) restricted shares of the Company's common stock.

The Company issued forty million (40,000,000) unrestricted shares to Steve Carnes for consulting services, valued at $68,000. This issuance was done pursuant to a resolution in lieu of a directors meeting on December 1, 2003 and thereafter via Exchange Act form S-8 filed September 26, 2004. Mr. Carne's consulting services are the same as the aforementioned description.

The Company issued twenty five million (25,000,000) unrestricted shares to Jackie Larson for consulting services valued at $42,500. Ms. Larson performed administrative services for the Company. These shares were via the Exchange Act's Form S-8, filed September 26, 2004, pursuant to a resolution in lieu of a directors meeting dated December 1, 2003.

On September 8, 2003, the Company issued thirty million (30,000,000) unrestricted shares to Barton Shapkin to retire a fifty three thousand dollar ($53,000) debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

         With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue acquisitions and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

OVERVIEW

        We are a Nevada corporation formed on March 26, 1999 under the name " Last Company Clothing, Inc." to engage in the business of importing and wholesaling a line of clothing to serve the retail trade known as the "action sports" or "extreme" sports industry. On July 12, 2000, we by majority stockholder consent, enter into and agreement to acquirer M-I Vascular Innovations, Inc. and changed our name from "Last Company Clothing, Inc." to "MIVI Biomedical Technologies, Inc." On November 16,2000, we changed our name back to our original name "Last Company Clothing, Inc." because the agreement to acquire M-I Vascular Innovations, Inc. was cancelled. In March 2001 we acquired 100% of Premier ASP, Inc. and on March 26, 2001, changed our name from "Last Company Clothing, Inc." to "Premier Axium ASP, Inc. On February 28, 2003, we amended our articles of incorporation and changed our name from "Premier Axium ASP, Inc." to "Core Solutions, Inc.". On May 2, 2003, we changed our name from "Core Solutions, Inc." to "Sunshine Ventures, Inc." On June 10, 2003 we changed our name from "Sunshine Ventures, Inc." to "Christine's Precious Petals, Inc." On August 15, 2003 we changed our name from "Christine's Precious Petals, Inc." to "Global Business Marketing, Inc."

         During 2002, the Company's was a comprehensive HR outsourcing provider that provided a comprehensive Personnel Management System which emcompassed a broad range of services, including benefits and payroll administration, medical and worker's compensation insurance programs and performance and management services to small and medium-sized business in the western United States.

         In January 2003, the Company discontinued these operations.

PLAN OF OPERATION

         NEW BUSINESS OPPORTUNITIES

         We are a development stage company and are working to reposition the Company as a designer and manufacturer of custom hand made and mass-produced electric and acoustic guitars, amplifiers and accessories. We have had no operating revenues since its inception and have financed all of its operations from loans, and sales of its capital stock to affiliated parties and private investors. We will continue to sale our capital stock to help us complete the development of our first production models. We will need to engage in additional research and development for the purpose of further refining the instrument and simplifying the manufacturing process. We hope to represent a new development respecting one of the world's oldest and most popular musical instruments, the guitar.

         SATISFACTION OF OUR CASH OBLIGATION FOR THE NEXT 12 MONTHS. We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

         SUMMARY OF ANY PRODUCT AND DEVELOPMENT THAT WE WILL PERFORM FOR THE TERM OF THE PLAN. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate acquiring small renovation business.

         EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next twelve months; however as the result of our plan of acquisitions of renovation businesses, we may acquire equipment, and in some cases plants which retain the renovation businesses.

         SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES. As of December 31, 2003, we had 1 employee. We are dependent upon Edward Miers our sole officer and director of the Company. We will need to hire full time operational staff as our operations commence and we complete anticipated acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

         Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

         Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

         We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

MATERIAL RISKS

         We are a development stage company, recently reorganized and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

         We have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities since we incorporated. Although we intend to reposition the Company as a designer and manufacturer of custom hand made and mass-produced electric and acoustic guitars, amplifiers and accessories, there is nothing at this time on which to base an assumption that these new business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our business plan, the level of our competition and our ability to attract and maintain key management and employees.

         While we believe our estimates of projected occurrences and events are within the timetable of our business plan, there can be no guarantees or assurances that the results anticipated will occur.

OUR AUDITOR'S REPORT REFLECTS THE FACT THAT WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WOULD BE UNLIKELY FOR US TO CONTINUE AS A GOING CONCERN. IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, IT is likely that we will not be able to continue in business.

         As a result of our deficiency in working capital and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

GOING CONCERN

         The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.


ITEM 7. FINANCIAL STATEMENTS

         See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

         We are a development stage company with no revenues and during 2003 our officers and directors and responsibility for our internal controls and procedures over our financial reporting.

         We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our officers and directors, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our officers and directors concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the name and positions of the executive officer and director of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

=================================== ============= ===================================================================
NAME                                    AGE                           POSITIONS AND OFFICES HELD
----------------------------------- ------------- -------------------------------------------------------------------
Edward Miers                             40       CEO, President, Secretary/Treasurer and Director
=================================== ============= ===================================================================


DUTIES, RESPONSIBILITIES AND EXPERIENCE

        EDWARD MIERS, age 40, is Chief Executive Officer, President, Secretary/Treasurer and Director of the Company.

         Mr. Miers will utilize his past experience in the music industry to assist with the implementation of the Company's business strategy. Previously in his career, Mr. Miers operated two private business ventures related to the music industry, Miers Systems, Inc., which produced audio amplifiers, and Summit Sound, Inc., a retailer of guitars, amplifiers, and professional audio equipment. Mr. Miers stated, "It is my desire to assemble a solid management team to coordinate all aspects of the Company's future growth expansion. We will be focusing efforts on product design, identifying potential future business partnerships, as well as striving to meet the Company's future requirements for working capital with which to fuel the growth of the Company."

         GREGORY M. RESZEL, consultant R&D/Design - Mr Reszel has joined the Company as a consultant and will lead the Company's design department. Mr. Reszel has been a musician for over thirty years and a luthier for twenty years (a luthier is one who makes stringed musical instruments, such as violins and guitars). The Company believes that Mr. Reszel will bring the creative knowledge and experience necessary for the Company to move forward with it's business strategy.

ELECTION OF DIRECTORS AND OFFICERS.

         Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

         No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

         No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

         No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

CONSULTANTS

         On September 3, 2003, we entered into a Consulting Agreement with Christine Favara (hereinafter referred to as the "Consultant"), wherein the Consultant agreed to assist us with reducing past debt through negotiations with debtors for stock of the Company and with location of potential real properties for acquisition by the Company. We agreed to compensate and issue the Consultant a number of shares of the Company's free trading common stock, par value $.001 per shares, that equals the sum of $10,000 per month based on the lowest bid price of the Company's common stock as quoted on the Electronic Bulletin Board. The Shares shall be registered under S-8. If the consultant does not received proceeds for the stock issuances of liquidations in the aggregate of $120,000, the Company shall, in its sole discretion, deliver to the consultant either the cash difference or additional unrestricted shares of sufficient value that the balance should satisfy the shortfall. This agreement shall have a term of one year. This agreement was terminated and canceled in December 2003.

         On September 26, 2003, we entered into a Consulting Agreement with Stephen W. Carnes (hereinafter referred to as the "Consultant"), wherein the Consultant agreed to assist us with general business consulting services such as assisting us and our Management with evaluating prospective acquisition candidate's business setup and operations, business management services and other business related services. We agreed to compensate and issue the Consultant a number of shares of the Company's free trading common stock, par value $.001 per shares, that equals the sum of $50,000 per month. This agreement shall have a term of one year.

SUBSEQUENT EVENT

         On February 3, 2004, we entered into a Agreement with Equitilink, LLC (hereinafter referred to as the "Consultant"), wherein the Consultant agreed to assist us as a public relations and corporate communications services and communicate with our stockholders and the investment banking community. We agreed to compensate and issue the Consultant a total of twenty-five million (25,000,000) restricted shares of common stock, the shares will be issued and restricted under Rule 144. This agreement shall have a term of four months and if not cancelled by us will automatically be extended for an additional three months.

         On February 10, 2004, we entered into a Consulting Agreement with Gregory M. Reszel (hereinafter referred to as the "Consultant"), wherein the Consultant agreed to assist us with general business consulting services. Services shall include but not limited to assisting the Company and Company Management with various projects, design and fabrication of musical instruments, business management services and other business related services. We agreed to compensate and issue the Consultant a number of shares of the Company's free trading common stock, par value $.001 per shares, that equals the sum of $60,000 retainer fee and $5,000 per month. The Shares shall be registered under S-8. This agreement shall have a term of one year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2003, Edward Miers filed all forms 3, forms 4 and forms 5 on a timely basis.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         We do not have an Audit Committee, Edward Miers, our sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

         We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

         A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

         (1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         (2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

         (3) Compliance with applicable governmental laws, rules and regulations;

         (4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

         (5)  Accountability for adherence to the code.

         We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

         Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the sole management for the Company. We believe that as a result of the limited interaction, which occurs having a sole officer/director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

NOMINATING COMMITTEE

         We do not have a Nominating Committee or Nominating Committee Charter. Edward Miers, our sole director, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.


ITEM 10. EXECUTIVE COMPENSATION

TERMINATION OF EMPLOYMENT

         There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation of the Company's newly elected executive officers and directors during of the years 2002 and 2003. The remuneration described in the table represents compensation received from Global Business Markets, Inc. and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.


SUMMARY COMPENSATION TABLE

                                                                                                       Long Term
                                                         Annual Compensation                         Compensation
----------------------------------------------------------------------------------------------------------------------
                                                             Other Annual
Name and Principal Position                                  Compensation        Restricted
                               Year     Salary     Bonus     (Consulting)           Stock         Options     Others
----------------------------- ------- ----------- -------- ------------------ ------------------ ----------- ---------
Edward Miers, Current CEO,
President, Secretary, &
Treasurer                      2003          -0-      -0-                -0-     17,000,000,000         -0-       -0-

Christine Favara,
Old CEO & President            2003          -0-      -0-        500,000,000                -0-         -0-       -0-
                                                                      shares
Tracy Haggerty, Old
Secretary/Treasurer            2003      $44,000      -0-                -0-                -0-         -0-       -0-

Gregory   Chimelewski,
Old Vice-President             2003          -0-      -0-                -0-                -0-         -0-       -0-

Chimelewski, con't             2002      $80,000      -0-                -0-                -0-         -0-       -0-

Steve Carnes, Consultant       2003          N/A      N/A        40,000,000 shares          -0-         -0-       -0-
Jorge Castro, Consultant       2003          N/A      N/A                -0-                -0-         -0-       -0-
Jackie Larson, Consultant      2003          N/A      N/A        25,000,000 shares          -0-         -0-       -0-

          EXECUTIVE OFFICER/DIRECTOR OPTION GRANTS IN LAST FISCAL YEAR

                                   NUMBER OF            PERCENT OF TOTAL
                                   SECURITIES           OPTIONS GRANTED        EXERCISE OR
                               UNDERLYING OPTIONS       TO EMPLOYEES IN         BASE PRICE
          NAME                      GRANTED               FISCAL YEAR           ($/SHARE)            EXPIRATION DATE
--------------------------    ---------------------    -------------------    ---------------    ------------------------
Nil                                   Nil                     Nil                  Nil                     Nil

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                              SHARES            VALUE               NUMBER OF SECURITIES                VALUE OF
                           ACQUIRED ON       REALIZED ($)      UNDERLYING UNEXERCISED OPTIONS         UNEXERCISED
                           EXERCISE (#)                              AT FISCAL YEAR-END            OPTIONS AT FISCAL
         NAME                                                                                           YEAR-END
-----------------------    -------------    ---------------    --------------------------------    -------------------
Nil                            Nil               Nil                         Nil                          Nil

COMPENSATION COMMITTEE

         We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on December 31, 2003 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 21,285,665,096 shares of common stock outstanding.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

------------------------------------------------------------- ------------------ ------------------
                                                                    Number             Percent
               Name of Beneficial Holder (1)                       of Shares          Of Class (2)
------------------------------------------------------------- ------------------ ------------------
Edward Miers - CEO, President, Secretary,                        19,000,000,000         89.262%
                                                                 --------------         -------
ALL DIRECTORS & OFFICERS AS A GROUP                              19,000,000,000         89.262%
                                                                 --------------         -------
TOTAL                                                            19,000,000,000         89.262%
                                                                ===============         =======

1. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Address for the persons listed in the table is care of the Company.

2. Figures are rounded to the nearest percentage. SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         We currently do not have any compensation plans under which our equity securities are authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 23, 2003, Christine Favara, sold her controlling interest in the Company to Tina Cowan. In exchange for the controlling interest owned by Christine Favara, Tina Cowan paid consideration of fifteen thousand and 00/100 ($15,000.00) dollars. A copy of the Stock Purchase Agreement was attached as Exhibit "A" to the Form 8-K filed on May 5, 2003 and incorporated by reference.

         On April 24, 2003, Christine Favara nominated, named and elected Tina Cowan as President and Director of Core, Marilou McAuley as Secretary and Director of the Company and Robert M. Dermake as Director and Treasurer of the Company. Immediately thereafter, Christine Favara resigned her position of Officer and Director of the Company.

         On May 30, 2003, Tina Cowan, sold her controlling interest in the Company to Christine Favara on terms set forth in the Stock Purchase Agreement (Exhibit "A") which was attached to the Form 8-K filed on June 17, 2003 and incorporated by reference. In exchange for the controlling interest owned by Tina Cowan, Christine Favara will pay consideration equal to fifty thousand and 00/100 ($50,000.00) dollars as set forth in the Stock Purchase Agreement. At closing, Christine Favara will have legal and beneficial ownership of approximately 2.349% of the issued and outstanding common stock of the Company as of March 31, 2004 and had legal and beneficial ownership of approximately 2.465% as of December 31, 2003.

         On May 30, 2003, pursuant to the agreement to sell control of Sunshine to Ms. Favara, Tina Cowan nominated, and Cowan, Marilou McAuley and Robert M. Dermake, the directors of the Company, named and elected Christine Favara an officer and director of the Company. Christine Favara accepted the appointment. Immediately following the election of Ms. Favara as an officer and director of Sunshine, Tina Cowan, Marilou McAuley and Robert M. Dermake resigned their positions of officers and directors of the Company. Ms. Favara remains as the sole officer and director of the Company.

         On July 29, 2003, Christine Favara, sold her controlling interest in the Company to Edward Miers on terms set forth in the Stock Purchase Agreement (Exhibit "A") which was attached to the Form 8-K filed on August 11, 2003 and is incorporated by reference. In exchange for the controlling interest owned by Christine Favara, Edward Meirs will pay consideration equal to fifty thousand and 00/100 ($50,000.00) dollars as set forth in the Stock Purchase Agreement. As of March 31, 2004, Mr. Miers had seventeen billion shares (17,000,000,000) constituting approximately 89.262% of the common stock. On December 31, 2004, Mr. Miers was the legal and beneficial owner of nineteen billion (19,000,000,000) shares constituting approximately 93.671% of the common stock of the Company.

         On July 29, 2003, pursuant to the agreement to sell control of the Company to Mr. Meirs, Christine Favara nominated Edward Meirs as sole officer and director of the Company. Edward Meirs accepted the appointment. Immediately following the election of Mr. Meirs as an officer and director of the Company, Christine Favara resigned her position of officer and director of the Company. Mr. Miers as the sole officer and director of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)      Documents filed as part of this Report
         1.       Financial Statements:

                  A. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  1. Independent Auditors Report F-1 2. Financial Statements:
                       Balance Sheet                                      F-2
                       Statement of Operation                             F-3
                       Statement of Changes in Stockholders'              F-4
                       Statement of Cash Flows                            F-5
                       Notes to Consolidated Financial Statements     F-6 - F-10

         2. During the fiscal year December 31, 2003 the Company filed the following 8-Ks.

                    a) Form 8-K filed on May 5, 2003-Change in Control from Christine Favara to Tina Cowan.
                    b) Form 8-K filed on June 17, 2003 - Change in Control from Tina Cowan to Christine Favara.
                    c) Form 8-K filed on August 11, 2003 - Change in Control from Christine Favara to Edward Miers.

         3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

                    a) Form 8-K filed on January 8, 2004 - Change in Company's Business.

         4.       Exhibits

(3)i         Articles of Incorporation/Bylaws
(a) Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on May 8, 2000).
(b) Certificate of Amendment to Articles of Incorporation, (incorporated by reference from our Registration Statement on Form 10-KSB filed on February 9, 2001).
(c) Certificate of Amendment to Articles of Incorporation, (incorporated by reference from our Registration Statement on Form 10-KSB filed on February 9, 2001).
(d) Certificate of Amendment to Articles of Incorporation, (incorporated by reference from our Registration Statement on Form 10-QSB filed on May 22, 2001).

(e) Certificate of Amendment to Articles of Incorporation, (incorporated by reference from our Registration Statement on PRE 14C filed on July 11, 2002).
(3)ii
(a) Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on May 8, 2000).

31* Certification pursuant to Section 302 of the Sarbanes-Oxley Act 32* Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed Herewith
------

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

         The aggregate fees billed for professional services rendered by KPMG LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $15,375 and $18,000 respectively.

(2) AUDIT-RELATED FEES

         NONE

(3) TAX FEES

         NONE

(4) ALL OTHER FEES

         NONE

(5) POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global business markets Inc.
(Registrant)



By:
   -----------------------------------------
   Edward Miers, President, CEO and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   President, CEO and Director    April 15, 2004
------------------------------
Edward Miers

TABLE OF CONTENTS
                                                                      PAGE

INDEPENDENT AUDITORS' REPORT...........................................F-1

BALANCE SHEET..........................................................F-2

STATEMENT OF OPERATIONS................................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY......................................F-4

STATEMENT OF CASH FLOWS................................................F-5

NOTES TO FINANCIAL STATEMENTS.......................................F-6 - F-10

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Global Business Markets, Inc.


We have audited the accompanying balance sheets of Global Business Markets, Inc., formerly known as Core Solutions, Inc. as of December 31, 2003 and 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Business Markets, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Denver, Colorado
April 5, 2004

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

ASSETS                                                                                  2003            2002
                                                                                    ----------------------------
Current Assets
 Cash                                                                               $       --      $     13,551
                                                                                    ------------    ------------
  Total Currents Assets                                                                     --            13,551
                                                                                    ------------    ------------

Property and equipment - net of
 accumulated depreciation of $5,045 in 2002                                                 --            11,986
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $       --      $     25,537
                                                                                    ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses                                              $    605,477    $    549,701
 Bank overdraft                                                                             --            40,628
 Note payable                                                                               --            20,000
 Convertible notes payable                                                                  --            53,000
                                                                                    ------------    ------------
  Total Current Liabilities                                                              605,477         663,329
                                                                                    ------------    ------------

Stockholders' Deficiency:
 Common stock, par value $.001, 25,000,000,000 shares
  authorized: 20,283,665,096 and 190,039 issued and outstanding
  at December 31, 2003 and 2002, respectively                                         20,283,665             190
 Additional paid-in capital                                                            8,287,042      25,589,032
 Accumulated deficit                                                                 (29,176,184)    (26,227,014)
                                                                                                    ------------
  Total Stockholders' Deficiency                                                        (605,477)       (637,792)
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $       --      $     25,537
                                                                                    ============    ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003               2002
                                                  ----------------------------------
REVENUES - net                                    $          --      $       353,877
                                                  ---------------    ---------------
EXPENSES:
 Salary and payroll taxes                                    --              441,836
 Consulting fees                                        2,924,446          8,040,819
 Professional fees                                           --               21,364
 Depreciation                                                --                  954
 Rent expense                                                --                6,300
 Other selling, general and administrative exp             13,147             66,243
                                                  ---------------    ---------------
  Total Operating Expenses                              2,937,593          8,577,516
                                                  ---------------    ---------------
OTHER REVENUES & EXPENSES:
 Interest expense                                          (2,000)              --
 Other expenses                                            (9,577)            (1,148)
 Other income                                                --                8,083
 Gain on sale of stock                                       --               58,071
                                                  ---------------    ---------------
  Total Other Revenues & Expenses                         (11,577)            65,006
                                                  ---------------    ---------------

NET LOSS                                          $    (2,949,170)   $    (8,158,633)
                                                  ===============    ===============
Per share information
   Weighted average number
     of common shares outstanding                   1,459,555,032                 25
                                                  ===============    ===============

Basic Loss per common share                       $        (0.003)   $      (326,345)
                                                  ===============    ===============

Diluted Loss per common share                     $        (0.003)   $      (326,345)
                                                  ===============    ===============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFIENCY


                                                    Common Stock                 Additional                           Total
                                        -------------------------------------     Paid-In        Accumulated      Stockholders'
                                               Shares            Amount           Capital          Deficit         Deficiency
                                        ---------------------------------------------------------------------------------------
Balance -December 31, 2002                         190,039         $   190     $25,589,032     $(26,227,014)      $ (637,792)

Issuance of common stock for services              410,000             410       1,024,590                 -        1,025,000
Issuance of common stock for services               64,000              64         159,936                 -          160,000
Issuance of common stock for services                1,057               1              84                 -               85
Issuance of common stock for services        2,000,000,000       2,000,000     (1,925,000)                 -           75,000
Issuance of common stock for services           30,000,000          30,000          45,000                 -           75,000
Issuance of common stock for debt               30,000,000          30,000          27,000                 -           57,000
Issuance of common stock for services          100,000,000         100,000         150,000                 -          250,000
Issuance of common stock for services            1,000,000           1,000           1,500                 -            2,500
Issuance of common stock for services           25,000,000          25,000          37,500                 -           62,500
Issuance of common stock for services            3,000,000           3,000           4,500                 -            7,500
Issuance of common stock for services            1,000,000           1,000               -                 -            1,000
Issuance of common stock for services           12,000,000          12,000               -                 -           12,000
Issuance of common stock for services           13,000,000          13,000          10,400                 -           23,400
Issuance of common stock for services       16,000,000,000      16,000,000    (15,929,500)                 -           70,500
Issuance of common stock for services        1,000,000,000       1,000,000       (995,500)                 -            4,500
Issuance of common stock for services          500,000,000         500,000               -                 -          500,000
Issuance of common stock for services            3,000,000           3,000           3,000                 -            6,000
Issuance of common stock for services          500,000,000         500,000               -                 -          500,000
Issuance of common stock for services           40,000,000          40,000          52,000                 -           92,000
Issuance of common stock for services           25,000,000          25,000          32,500                 -           57,500
Net loss                                                 -               -               -       (2,949,170)      (2,949,170)
                                        ---------------------------------------------------------------------------------------
Balance - December 31, 2003                 20,283,665,096     $20,283,665      $8,287,042     $(29,176,184)      $ (605,477)
                                        =======================================================================================





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                       2003                 2002
                                                                  -------------         -------------
Cash Flows from Operating Activities:
  Net Loss                                                         $ (2,949,170)         $(22,394,105)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                           --                   2,561
   Stock issued for services and debt                                 2,996,247            22,456,722
    Interest expense                                                       --                    --
   Changes in assets and liabilities:
    (Increase) Decrease in other receivables                               --                    --
    (Increase) in prepaid expenses                                         --                    --
    Increase in accounts payable and accrued expenses                      --                 382,929
    Increase (Decrease) in due from/to related parties, net                --                (440,140)
                                                                  -------------         -------------
Net Cash Used in Operating Activities                                    47,077                 7,967
                                                                  -------------         -------------

Cash Flows from Investing Activities
  Loans to shareholders, net                                               --                    --
                                                                  -------------         -------------
Cash Flows Used in Investing Activities                                    --                    --
                                                                  -------------         -------------

Cash Flows from Financing Activities:
  Bank overdraft                                                        (40,628)               32,386
 Proceeds (payments) from notes payable - net                           (20,000)              (30,000)
                                                                  -------------         -------------
Cash Flows Provided by Financing Activities                             (60,628)                2,386
                                                                  -------------         -------------

Net Increase (Decrease) in cash and cash equivalents                    (13,551)               10,353

Cash and cash equivalents - beginning of period                          13,551                 3,198
                                                                  -------------         -------------
Cash and cash equivalents - end of period                          $       --            $     13,551
                                                                  =============         =============
Supplemental information:
    Cash paid for interest                                         $       --            $       --
                                                                  =============         =============
    Cash paid for income taxes                                     $       --            $       --
                                                                  =============         =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1 -GENERAL

Nature of Business

Global Business Markets, Inc. (the Company) was incorporated in the state of Nevada on March 26, 1999 under the name of Last Company Clothing, Inc. In February 2001, the shareholders of Last Company Clothing, Inc, entered into an Agreement and Plan of Merger with Premier ASP, In, and their stockholders whereby LCC acquired 100% of Premier ASP. Inc. stock and subsequently changed its name to Premier Axium Asp. Inc. in March 2001. On February 28, 2003, the Company changed its name to Core Solutions, Inc. On May 2, 2003, the Company changed its name to Sunshine Ventures, Inc. On June 10, 2003, the Company changed its name to Christine's Precious Petal, Inc. On August 15, 2003, the Company changed its name to Global Business Markets, Inc.

During 2002, the Company's was a comprehensive HR outsourcing provider that provided a comprehensive Personnel Management System which emcompassed a broad range of services, including benefits and payroll administration, medical and worker's compensation insurance programs and performance and management services to small and medium-sized business in the western United States.

In January 2003, the Company discontinued these operations.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant recurring losses. As of December 31, 2003, the current liabilities exceed the current assets by $605,477. As shown in the financial statements, the Company incurred a net loss of $2,949,170 for year then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

In 2002, the Company's revenue from HR outsourcing consists of services fees and payroll cists paid by its clients under their client service agreements. Service fees are determined using a percentage of gross payrolls per pay cycle or as a fixed dollar amount per employee per week. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the work-site employees: (i) salaries and wages, (ii) employment related taxes, (iii) employee benefit plan premiums and (iv) worker's compensation insurance premiums which are recorded as cost of sales. The Company records revenue and the related expenses using the accrual method, and is recognized when billed. In 2003, the Company had no revenues.

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

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. The fair value of long-term payables was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates their carrying amounts as of December 31, 2003.

LONG-LIVED ASSETS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined an impairment loss was needed to be recognized for applicable assets of continuing operations in 2003.

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

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

COMPREHENSIVE INCOME

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2003 and 2002, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.

SEGMENT DISCLOSURE

SFAS No 131, "Disclosure about Segments of an Enterprise and Related Information' changes the way public companies report information about segments, SFAS No. 131, which is based on the selected segment products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 and has determined it has only one reportable segment as of December 31, 2003 and 2002.

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 3   - INCOME TAXES

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets:
                  Net operating loss carry-forwards            $ 29,176,184
                  Valuation allowance for deferred tax assets   (29,176,184)
                                                               ------------
                  Net deferred tax assets                      $        --
                                                               ============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2003, the Company had net operating loss carry-forwards of approximately $29,176,184 or federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 4 - CAPITAL STOCK TRANSACTIONS

The authorized common stock of the Company consists of 100,000,000 shares with par value of $.001. On July 5, 2002, the Company's Board of Directors declared a 10,000-for-one reverse stock split of outstanding common stock payable at July 5, 2002. On May 9, 2003, the Company's Board of Directors declared a 25,000 for-1 reverse split of the outstanding common stock payable at May 9, 2003.

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Contract

In September 2003, the Company entered into a one year employment contract to pay its president a salary of $150,000 per year.