Form 10KSB/A
period 2003-12-31
GLOBAL BUSINESS MARKETS INC
filed 2004-04-23
CIK 1084983

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

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title if Class)

         Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ----       ----

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

PRODUCTS AND SERVICES

         We currently have no inventory product or services. However, Greg Ruszel is currently building prototype custom designed, handmade guitars. These prototypes are expected to be produced by the second half of the calendar year 2004. The Company will then choose certain selected prototypes and send them to manufacturing facility, yet to be decided on, for mass production. To facilitate this, Gregory Ruszel has a ready expended $25,000 of his own money to purchase additional equipment to handbuild the selected prototypes.

         The current plan is for the Company to have two divisions. The first division will produce custom designed guitars handmade to the purchaser's specifications including various types of wood, different fret boards, and custom painting. The second division will mass-produce variations on selected prototypes for mass distribution.

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

=================================== ============= ======================================================
NAME                                    AGE                           POSITIONS AND OFFICES HELD
----------------------------------- ------------- ------------------------------------------------------
Edward Miers                             40        CEO, President, Secretary/Treasurer and Director
=================================== ============= ======================================================

DUTIES, RESPONSIBILITIES AND EXPERIENCE

         EDWARD MIERS, age 40, is Chief Executive Officer, President,
         ------------
Secretary/Treasurer and Director of the Company.

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



SUMMARY COMPENSATION TABLE

                                                                                                      Long Term
                                                         Annual Compensation                         Compensation
----------------------------- ------- ----------- -------- ------------------ ------------------ ----------- ---------
                                  Other Annual
Name and Principal Position                                  Compensation        Restricted
                               Year     Salary     Bonus     (Consulting)           Stock         Options     Others
----------------------------- ------- ----------- -------- ------------------ ------------------ ----------- ---------
Edward Miers, Current CEO,     2003          -0-      -0-                -0-     17,000,000,000         -0-       -0-
President, Secretary, &
Treasurer

Christine Favara, Old CEO &    2003          -0-      -0-        500,000,000                -0-         -0-       -0-
President                                                             shares

Tracy Haggerty, Old            2003      $44,000      -0-                -0-                -0-         -0-       -0-
Secretary/Treasurer

Gregory   Chimelewski, Old     2003          -0-      -0-                -0-                -0-         -0-       -0-
Vice-President
Chimelewski, con't             2002      $80,000      -0-                -0-                -0-         -0-       -0-

Steve Carnes, Consultant       2003          N/A      N/A        40,000,000 shares          -0-         -0-       -0-
Jorge Castro, Consultant       2003          N/A      N/A                -0-                -0-         -0-       -0-
Jackie Larson, Consultant      2003          N/A      N/A        25,000,000 shares          -0-         -0-       -0-


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

------------------------------------------------------------- ---------------------- ------------------------
                                                                     Number                  Percent
               Name of Beneficial Holder (1)                        of Shares             Of Class (2)
------------------------------------------------------------- ---------------------- ------------------------
Edward Miers - CEO, President, Secretary,                            19,000,000,000                  89.262%

                                                              ---------------------- ------------------------
ALL DIRECTORS & OFFICERS AS A GROUP                                  19,000,000,000                  89.262%
                                                                     --------------                  -------
TOTAL                                                                19,000,000,000                  89.262%
                                                              ====================== ========================

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

                                 President, CEO and Director     April 15, 2004
------------------------------
Edward Miers

TABLE OF CONTENTS
                                                                       PAGE

INDEPENDENT AUDITORS' REPORT............................................F-1

BALANCE SHEET...........................................................F-2

STATEMENT OF OPERATIONS.................................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY.......................................F-4

STATEMENT OF CASH FLOWS.................................................F-5

NOTES TO FINANCIAL STATEMENTS....................................F-6 - F-10

                          INDEPENDENT AUDITOR'S REPORT

From:    Michael Johnson & Co., LLC
         Certified Public Accountants
         9175 East Kenyon Ave.
         Suite 100
         Denver, Colorado 80237
         Tel:     303.796.0099
         Fax:     303.796.0137

To:      Global Business Markets, Inc.
         Board of Directors

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


s/ Michael Johnson

Michael Johnson & Co. LLC

Denver, Colorado
April 5, 2004

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002



ASSETS                                                                    2003              2002
                                                                    ---------------------------------
Current Assets
 Cash                                                                    $     -         $  13,551
                                                                    ---------------------------------
  Total Currents Assets                                                        -            13,551
                                                                    ---------------------------------

Property and equipment - net of
 accumulated depreciation of $5,045 in 2002                                    -            11,986
                                                                    ---------------------------------

TOTAL ASSETS                                                             $     -         $  25,537
                                                                    =================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses                                $  605,477        $  549,701
 Bank overdraft                                                                -            40,628
 Note payable                                                                  -            20,000
 Convertible notes payable                                                     -            53,000
                                                                    ---------------------------------
  Total Current Liabilities                                              605,477           663,329
                                                                    ---------------------------------


Stockholders' Deficiency:
 Common stock, par value $.001, 25,000,000,000 shares
  authorized: 20,283,665,096 and 190,039 issued and outstanding
  at December 31, 2003 and 2002, respectively                         20,283,665               190
 Additional paid-in capital                                            8,287,042        25,589,032
 Accumulated deficit                                                 (29,176,184)      (26,227,014)
                                                                    ---------------------------------
  Total Stockholders' Deficiency                                        (605,477)         (637,792)
                                                                    ---------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $        -        $    25,537
                                                                    =================================





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   2003                2002
                                                             ---------------------------------------
REVENUES - net                                                      $      -          $  353,877


EXPENSES:
 Salary and payroll taxes                                                  -             441,836
 Consulting fees                                                   2,924,446           8,040,819
 Professional fees                                                         -              21,364
 Depreciation                                                              -                 954
 Rent expense                                                              -               6,300
 Other selling, general and administrative exp.                       13,147              66,243
                                                             ---------------------------------------
  Total Operating Expenses                                         2,937,593           8,577,516
                                                             ---------------------------------------

OTHER REVENUES & EXPENSES:
 Interest expense                                                    (2,000)                   -
 Other expenses                                                      (9,577)              (1,148)
 Other income                                                             -                8,083
 Gain on sale of stock                                                    -               58,071
                                                             ---------------------------------------
  Total Other Revenues & Expenses                                   (11,577)              65,006
                                                             ---------------------------------------


NET LOSS                                                       $ (2,949,170)        $ (8,158,633)
                                                             =======================================


Per share information
   Weighted average number
     of common shares outstanding                             1,459,555,032                  25
                                                             =======================================

Basic Loss per common share                                      $   (0.003)        $  (326,345)
                                                             =======================================

Diluted Loss per common share                                    $   (0.003)        $  (326,345)
                                                             =======================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFIENCY



                                                        Common Stock                 Additional                           Total
                                            -------------------------------------     Paid-In        Accumulated      Stockholders'
                                                   Shares            Amount           Capital          Deficit         Deficiency
                                            ----------------------------------------------------------------------------------------
Balance -December 31, 2002                             190,039         $   190     $25,589,032     $(26,227,014)      $ (637,792)

Issuance of common stock for services                  410,000             410       1,024,590                 -        1,025,000
Issuance of common stock for services                   64,000              64         159,936                 -          160,000
Issuance of common stock for services                    1,057               1              84                 -               85
Issuance of common stock for services            2,000,000,000       2,000,000     (1,925,000)                 -           75,000
Issuance of common stock for services               30,000,000          30,000          45,000                 -           75,000
Issuance of common stock for debt                   30,000,000          30,000          27,000                 -           57,000
Issuance of common stock for services              100,000,000         100,000         150,000                 -          250,000
Issuance of common stock for services                1,000,000           1,000           1,500                 -            2,500
Issuance of common stock for services               25,000,000          25,000          37,500                 -           62,500
Issuance of common stock for services                3,000,000           3,000           4,500                 -            7,500
Issuance of common stock for services                1,000,000           1,000               -                 -            1,000
Issuance of common stock for services               12,000,000          12,000               -                 -           12,000
Issuance of common stock for services               13,000,000          13,000          10,400                 -           23,400
Issuance of common stock for services           16,000,000,000      16,000,000    (15,929,500)                 -           70,500
Issuance of common stock for services            1,000,000,000       1,000,000       (995,500)                 -            4,500
Issuance of common stock for services              500,000,000         500,000               -                 -          500,000
Issuance of common stock for services                3,000,000           3,000           3,000                 -            6,000
Issuance of common stock for services              500,000,000         500,000               -                 -          500,000
Issuance of common stock for services               40,000,000          40,000          52,000                 -           92,000
Issuance of common stock for services               25,000,000          25,000          32,500                 -           57,500
Net loss                                                     -               -               -       (2,949,170)      (2,949,170)
                                            ----------------------------------------------------------------------------------------
Balance - December 31, 2003                     20,283,665,096     $20,283,665      $8,287,042     $(29,176,184)      $ (605,477)
                                            ========================================================================================




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                             2003                 2002
                                                                    -------------------------------------------
Cash Flows from Operating Activities:
  Net Loss                                                            $  (2,949,170)         $ (22,394,105)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                   -                  2,561
   Stock issued for services and debt                                      2,996,247             22,456,722
    Interest expense                                                               -                      -
   Changes in assets and liabilities:
    (Increase) Decrease in other receivables                                       -                      -
    (Increase) in prepaid expenses                                                 -                      -
    Increase in accounts payable and accrued expenses                              -                382,929
    Increase (Decrease) in due from/to related parties, net                        -              (440,140)
                                                                    -------------------------------------------
Net Cash Used in Operating Activities                                         47,077                  7,967
                                                                    -------------------------------------------

Cash Flows from Investing Activities
  Loans to shareholders, net                                                       -                      -
                                                                    -------------------------------------------
Cash Flows Used in Investing Activities                                            -                      -
                                                                    -------------------------------------------

Cash Flows from Financing Activities:
  Bank overdraft                                                            (40,628)                 32,386
 Proceeds (payments) from notes payable - net                               (20,000)               (30,000)
                                                                    -------------------------------------------
Cash Flows Provided by Financing Activities                                 (60,628)                  2,386
                                                                    -------------------------------------------

Net Increase (Decrease) in cash and cash equivalents                        (13,551)                 10,353

Cash and cash equivalents - beginning of period                               13,551                  3,198
                                                                    -------------------------------------------

Cash and cash equivalents - end of period                                 $        -            $    13,551
                                                                    ===========================================
Supplemental information:
    Cash paid for interest                                                $        -            $        -
                                                                    ===========================================
    Cash paid for income taxes                                            $        -            $        -
                                                                    ===========================================


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