Form 10QSB
period 2004-03-31
GLOBAL BUSINESS MARKETS INC
filed 2004-05-18
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB

(Mark One)
      [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

----------------------------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                          GLOBAL BUSINESS MARKETS, INC.
                     Formerly known as Core Solutions, Inc.

                              Financial Statements
                    For the Three Months Ended March 31, 2004

                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Global Business Markets, Inc.


We have reviewed the accompanying balance sheet of Global Business Markets, Inc. (formerly known as Core Solutions, Inc.) as of March 31, 2004 and the related statements of operations and cash flows for the three months ended March 31, 2004, and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 5, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
May 14, 2004

                                                           March 31,     December 31,
ASSETS                                                      2004             2003
                                                         ------------    -----------
Current Assets
 Cash                                                    $       --      $       --
 Accounts receivable                                             --              --
 Due from related parties                                        --              --
                                                         ------------    ------------
  Total Currents Assets                                          --              --
                                                         ------------    ------------

Property and equipment - net of
 accumulated depreciation of $5,045 and $3,498                   --              --
                                                         ------------    ------------

TOTAL ASSETS                                             $       --      $       --
                                                         ============    ============


LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses                   $    605,477    $    605,477
 Bank overdraft                                                  --              --
 Note payable                                                    --              --
 Convertible notes payable                                       --              --
 Due to related parties                                          --              --
                                                         ------------    ------------
  Total Current Liabilities                                   605,477         605,477
                                                         ------------    ------------


Stockholders' Deficiency:
 Common stock, par value $.001, 25,000,000,000 shares
  authorized: 21,285,665,096 and 20,283,665,096 issued
  and outstanding at March 31, 2004 and
  December 31, 2003, respectively                          21,285,665      20,283,665
 Additional paid-in capital                                 8,123,842       8,287,042
 Accumulated deficit                                      (30,014,984)    (29,176,184)
                                                         ------------    ------------
  Total Stockholders' Deficiency                             (605,477)       (605,477)
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       --      $       --
                                                         ============    ============

                                                       For the Three Months Ended
                                                               March 31,
                                                  ------------------------------------
                                                        2004                2003
                                                  ----------------    ----------------
REVENUES - net                                    $           --      $           --


EXPENSES:
 Salary and payroll taxes                                     --                  --
 Consulting fees                                           838,800           1,178,551
 Professional fees                                            --                  --
 Depreciation                                                 --                   803
 Lease equipment                                              --                  --
 Rent expense                                                 --                  --
 Other selling, general and administrative exp                --                  --
                                                  ----------------    ----------------
  Total Operating Expenses                                 838,800           1,179,354
                                                  ----------------    ----------------

OTHER REVENUES & EXPENSES:
 Interest expense                                             --                  --
 Gain on sale of stock                                        --                  --
                                                  ----------------    ----------------
  Total Other Revenues & Expenses                             --                  --
                                                  ----------------    ----------------


NET LOSS                                          $       (838,800)   $     (1,179,354)
                                                  ================    ================


Per share information
   Weighted average number
     of common shares outstanding                   20,717,331,660             506,039
                                                  ================    ================

Basic Loss per common share                       $           --      $          (2.33)
                                                  ================    ================

Diluted Loss per common share                     $           --      $          (2.33)
                                                  ================    ================

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                 ---------------------------------
                                                                    2004                   2003
                                                                 ----------            -----------
Cash Flows from Operating Activities:
  Net Loss                                                       $ (838,800)           $(1,179,354)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                       --                      803
   Stock issued for services                                        838,800              1,185,000
    Interest expense                                                   --                     --
   Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable                         --                     --
    Increase (Decrease) in deposits                                    --                     --
    (Increase) Decrease in other receivables                           --                     --
    Increase in accounts payable and accrued expenses                  --                     --
    Increase (Decrease) in due from/to related parties, net            --                     --
                                                                 ----------            -----------
Net Cash Used in Operating Activities                                  --                    6,449
                                                                 ----------            -----------

Cash Flows from Investing Activities
  Loans to shareholders, net                                           --                     --
                                                                 ----------            -----------
Cash Flows Used in Investing Activities                                --                     --
                                                                 ----------            -----------
Cash Flows from Financing Activities:
  Bank overdraft                                                       --                     --
 Proceeds from sale of stock                                           --                     --
 Proceeds (payments) from notes payable - net                          --                  (20,000)
 Capital contribution                                                  --                     --
 Options exercised                                                     --                     --
                                                                 ----------            -----------
Cash Flows Provided by Financing Activities                            --                  (20,000)
                                                                 ----------            -----------

Net Increase (Decrease) in cash and cash equivalents                   --                  (13,551)

Cash and cash equivalents - beginning of period                        --                   13,551
                                                                 ----------            -----------

Cash and cash equivalents - end of period                        $     --              $      --
                                                                 ==========            ===========


Supplemental information:
    Cash paid for interest                                       $     --              $      --
                                                                 ==========            ===========
    Cash paid for income taxes                                   $     --              $      --
                                                                 ==========            ===========


                          GLOBAL BUSINESS MARKETS, INC.
                      Formerly known as Core Solution, Inc.
                          NOTES TO FINANCIAL STATEMENTS


1.   PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Global Business Markets, Inc., formerly known as Core Solution, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

2.   CAPITAL STOCK TRANSACTIONS

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