Form 10QSB
period 2004-06-30
GLOBAL BUSINESS MARKETS INC
filed 2004-08-24
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB

(Mark One)
      [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

----------------------------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                          GLOBAL BUSINESS MARKETS, INC.
                     Formerly known as Core Solutions, Inc.

                              Financial Statements
                    For the Three Months Ended June 30, 2004

                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Global Business Markets, Inc.


We have reviewed the accompanying balance sheet of Global Business Markets, Inc. (formerly known as Core Solutions, Inc.) as of June 30, 2004 and the related statements of operations for the three month and six month periods ended June 30, 2004 and 2003 and related statement of cash flows for the six months ended June 30, 2004, and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States and standards of PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 5, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
August 17, 2004


                         GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)



                                                               June 30,     December 31,
ASSETS                                                          2004            2003
                                                            ------------    ------------

Current Assets
 Cash                                                       $       --      $       --
 Accounts receivable                                                --              --
 Due from related parties                                           --              --
                                                            ------------    ------------
  Total Currents Assets                                             --              --
                                                            ------------    ------------

Property and equipment - net of
 accumulated depreciation of $5,045 and $3,498                      --              --
                                                            ------------    ------------

TOTAL ASSETS                                                $       --      $       --
                                                            ============    ============


LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses                      $    605,477    $    605,477
 Bank overdraft                                                     --              --
 Note payable                                                       --              --
 Convertible notes payable                                          --              --
                                                            ------------    ------------
  Total Current Liabilities                                      605,477         605,477
                                                            ------------    ------------


Stockholders' Deficiency:
 Common stock, par value $.001, 25,000,000,000 shares
  authorized: 21,835,665,096 and 20,283,665,096 issued
  and outstanding at June 30, 2004 and December 31, 2003,
  respectively                                                21,835,665      20,283,665
 Additional paid-in capital                                    7,893,842       8,287,042
 Accumulated deficit                                         (30,334,984)    (29,176,184)
                                                            ------------    ------------
  Total Stockholders' Deficiency                                (605,477)       (605,477)
                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       --      $       --
                                                            ============    ============


                        See accountant's review report.


                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)




                                          For the Three Months Ended               For the Six Months Ended
                                                   June 30,                                 June 30,
                                       -----------------------------------     ----------------------------------
                                            2004                2003                 2004              2003
                                       -----------------   ---------------     -----------------   --------------


REVENUES - net                         $           --      $           --      $           --      $           --


EXPENSES:
 Salary and payroll taxes                          --                  --                  --                  --
 Consulting fees                                275,000                  85           1,158,800           1,178,636
 Professional fees                                 --                  --                  --                  --
 Depreciation                                      --                   803                --                 1,606
 Lease equipment                                   --                  --                  --                  --
 Rent expense                                      --                  --                  --                  --
 Other selling, general and
   administrative exp                              --                  --                  --                  --
                                       ----------------    ----------------    ----------------    ----------------
  Total Operating Expenses                      275,000                 888           1,158,800           1,180,242
                                       ----------------    ----------------    ----------------    ----------------

OTHER REVENUES & EXPENSES:
 Interest expense                                  --                  --                  --                  --
 Gain on sale of stock                             --                  --                  --                  --
                                       ----------------    ----------------    ----------------    ----------------
  Total Other Revenues & Expenses                  --                  --                  --                  --
                                       ----------------    ----------------    ----------------    ----------------


NET LOSS                               $       (275,000)   $           (888)   $     (1,158,800)   $     (1,180,242)
                                       ================    ================    ================    ================


Per share information
   Weighted average number
     of common shares outstanding        21,547,331,660             658,077      21,057,331,660             582,058
                                       ================    ================    ================    ================

Basic Loss per common share            $         (0.001)   $         (0.001)   $         (0.001)   $         (2.028)
                                       ================    ================    ================    ================

Diluted Loss per common share          $         (0.001)   $         (0.001)   $         (0.001)   $         (2.028)
                                       ================    ================    ================    ================







                        See accountant's review report.



                          GLOBAL BUSINESS MARKETS, INC.
                     FORMERLY KNOWN AS CORE SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)






                                                               For the Six Months Ended
                                                                          June 30,
                                                              --------------------------
                                                                 2004          2003
                                                              ----------   -----------
Cash Flows from Operating Activities:
  Net Loss                                                   $(1,158,800)  $(1,180,242)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                    --           1,606
   Stock issued for services and debt                          1,158,800     1,185,085
    Interest expense                                                --            --
   Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable                      --            --
    Increase (Decrease) in deposits                                 --            --
    (Increase) Decrease in other receivables                        --            --
    Increase in accounts payable and accrued expenses               --            --
    Increase (Decrease) in due from/to related parties, net         --            --
                                                              ----------   -----------
Net Cash Used in Operating Activities                               --           6,449
                                                              ----------   -----------

Cash Flows from Investing Activities
  Loans to shareholders, net                                        --            --
                                                              ----------   -----------
Cash Flows Used in Investing Activities                             --            --
                                                              ----------   -----------

Cash Flows from Financing Activities:
  Bank overdraft                                                    --            --
 Proceeds from sale of stock                                        --            --
 Proceeds (payments) from notes payable - net                       --         (20,000)
 Capital contribution                                               --            --
  Exchange of stock from merger                                     --            --
  Options exercised                                                 --            --
                                                              ----------   -----------
Cash Flows Provided by Financing Activities                         --         (20,000)
                                                              ----------   -----------

Net Increase (Decrease) in cash and cash equivalents                --         (13,551)

Cash and cash equivalents - beginning of period                     --          13,551
                                                              ----------   -----------

Cash and cash equivalents - end of period                     $     --     $      --
                                                              ==========   ===========


Supplemental information:
    Cash paid for interest                                    $     --     $      --
                                                              ==========   ===========
    Cash paid for income taxes                                $     --     $      --
                                                              ==========   ===========





                        See accountant's review report.


                          GLOBAL BUSINESS MARKETS, INC.
                      Formerly known as Core Solution, Inc.
                          NOTES TO FINANCIAL STATEMENTS


1.         PRESENTATION OF INTERIM INFORMATION

           In the opinion of the management of Global Business Markets, Inc., formerly known as Core Solution, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three month and six month periods ended June 30, 2004, and 2003 and cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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


3.         GOING CONCERN

           The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated no income during the first six months and has recurring deficit of $30,334,984.

           The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.