Form 10QSB
period 2004-09-30
GLOBAL BUSINESS MARKETS INC
filed 2004-11-23
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB

(Mark One)
      [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the quarterly period ended
          September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

----------------------------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         GLOBAL BUSINESS MARKETS, INC.
                     Formerly known as Core Solutions, Inc.

                              Financial Statements
                 For the Three Months Ended September 30, 2004

                                  (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Global Business Markets, Inc.

We have reviewed the accompanying balance sheet of Global Business Markets, Inc. (formerly known as Core Solutions, Inc.) as of September 30, 2004 and the related statements of operations for the three month and nine month periods ended September 30, 2004 and 2003 and related statement of cash flows for the nine months ended September 30, 2004, and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 5, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


// Michael Johnson & Co., LLC
Michael Johnson & Co., LLC.
Denver, Colorado
November 19, 2004

                                                         For the Nine Months Ended
                                                               September 30,
                                                        ----------------------------

                                                            2004            2003
                                                        ------------    ------------
Cash Flows from Operating Activities:
  Net Loss                                              $ (1,658,800)   $ (6,653,535)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                  --           2,409
   Stock issued for services and debt                      1,658,800       6,657,575
   Changes in assets and liabilities:
    Increase in accounts payable and accrued expenses             --              --
                                                        ------------    ------------
Net Cash Used in Operating Activities                             --           6,449
                                                        ------------    ------------

Cash Flows from Investing Activities
  Loans to shareholders, net                                      --              --
                                                        ------------    ------------
Cash Flows Used in Investing Activities                           --              --
                                                        ------------    ------------

Cash Flows from Financing Activities:
  Capital contribution                                           205              --
  Proceeds (payments) from notes payable - net                    --         (20,000)
                                                        ------------    ------------
Cash Flows Provided by Financing Activities                      205         (20,000)
                                                        ------------    ------------

Net Increase (Decrease) in cash and cash equivalents             205         (13,551)

Cash and cash equivalents - beginning of period                   --          13,551
                                                        ------------    ------------

Cash and cash equivalents - end of period               $        205    $         --
                                                        ============    ============

Supplemental information:
  Cash paid for interest                                $         --    $         --
                                                        ============    ============
  Cash paid for income taxes                            $         --    $         --
                                                        ============    ============


                        See accountant's review report.

                                     For the Three Months Ended      For the Nine Months Ended
                                            September 30,                   September 30,
                                    ----------------------------    ----------------------------
                                        2004            2003            2004            2003
                                    ------------    ------------    ------------    ------------
REVENUES - net                      $         --    $         --    $         --    $         --

EXPENSES:
 Consulting fees                         500,000       5,472,490       1,658,800       6,651,126
 Depreciation                                 --             803              --           2,409
                                    ------------    ------------    ------------    ------------
  Total Operating Expenses               500,000       5,473,293       1,658,800       6,653,535
                                    ------------    ------------    ------------    ------------

OTHER REVENUES & EXPENSES:
 Interest expense                             --              --              --              --
 Other expenses                               --              --              --              --
 Other income                                 --              --              --              --
 Gain on sale of stock                        --              --              --              --
                                    ------------    ------------    ------------    ------------
  Total Other Revenues & Expenses             --              --              --              --
                                    ------------    ------------    ------------    ------------

NET LOSS                            $   (500,000)   $ (5,473,293)   $ (1,658,800)   $ (6,653,535)
                                    ============    ============    ============    ============

Per share information
   Weighted average number
     of common shares outstanding    113,344,992       7,297,775     111,133,881       2,434,532
                                    ============    ============    ============    ============

Basic Loss per common share         $     (0.003)   $     (0.750)   $     (0.015)   $     (2.730)
                                    ============    ============    ============    ============

Diluted Loss per common share       $     (0.001)   $     (0.750)   $     (0.013)   $     (2.730)
                                    ============    ============    ============    ============


                        See accountant's review report.

                                                                   September 30,   December 31,
ASSETS                                                                 2004            2003
                                                                   ------------    ------------
Current Assets
 Cash                                                              $        205    $         --
                                                                   ------------    ------------
  Total Currents Assets                                                     205              --
                                                                   ------------    ------------

TOTAL ASSETS                                                       $        205    $         --
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses                             $    605,477    $    605,477
                                                                   ------------    ------------
  Total Current Liabilities                                             605,477         605,477
                                                                   ------------    ------------

Stockholders' Deficiency:
 Common stock, par value $.001, 25,000,000,000 shares
  authorized: 121,678,325 and 101,418,325 issued and outstanding
  at September 30, 2004 and December 31, 2003, respectively             121,678         101,418
 Additional paid-in capital                                          30,108,034      28,469,289
 Accumulated deficit                                                (30,834,984)    (29,176,184)
                                                                   ------------    ------------
  Total Stockholders' Deficiency                                       (605,272)       (605,477)
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $        205    $         --
                                                                   ============    ============


                        See accountant's review report.

                          GLOBAL BUSINESS MARKETS, INC.
                      Formerly known as Core Solution, Inc.
                          NOTES TO FINANCIAL STATEMENTS

1.    PRESENTATION OF INTERIM INFORMATION

      In the opinion of the management of Global Business Markets, Inc., formerly known as Core Solution, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three month and nine month periods ended September 30, 2004, and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

2.    CAPITAL STOCK TRANSACTIONS

      On May 9, 2003, the Company's Board of Directors and shareholders approved an amendment to the Articles of Incorporation declaring a 25,000 to 1 reverse stock split of outstanding common stock payable at May 9, 2003. On November 2, 2004, the Company's Board of Directors and shareholders approved an amendment to the Articles of Incorporation declaring a 200 to 1 reverse stock split of outstanding common stock payable at November 2, 2004.

      All share and per share amounts in the accompanying financial statements of the Company thereto have been retroactively adjusted to give effect to the stock splits.

3.    GOING CONCERN

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated no income during the first nine months and has recurring deficit of $30,834,984.

      The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.