Form 10KSB
period 2004-12-31
GREM USA
filed 2005-04-25
CIK 1084983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

Commission file number 000-30567

GREM USA

(Exact name of registrant as specified in its charter)

Nevada	61-1427156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19020 State Road 1
Spencerville, Indiana	46877
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (260)238-2000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

______________________________________________________________________________

(Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2005 was 1,212,678,764 shares, held by approximately 182 stockholders.

The issuer's revenues for its most recent fiscal year ended December 31, 2004 were $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of December 31, 2004 was $316,788 based on a share value of $0.01.

Transitional Small Business Disclosure Format (check one): Yes            No     X

GREM USA

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2004

Index to Report

on Form 10-KSB

PART I	Page(s)

Item 1.	Description of Business	2-6
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	8-12
Item 6.	Plan of Operation	12-18
Item 7.	Financial Statements	18
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	19
Item 8A.	Controls and Procedures	19
Item 8B.	Other Information	19

PART III

Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.	19-22
Item 10.	Executive Compensation	22-23
Item 11.	Security Ownership of Certain Beneficial Owners and Management	23-24
Item 12.	Certain Relationships and Related Transactions	24
Item 13.	Exhibits	24
Item 14.	Principal Accountant Fees and Services	24-25

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  our current lack of working capital;

  increased competitive pressures from existing competitors and new entrants;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document.

In this filing references to "Grem," "Company," "we," "our," and/or "us," refers to GREM USA.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

We are a Nevada corporation formed on March 26, 1999 under the name "Last Company Clothing, Inc." to engage in the business of importing and wholesaling a line of clothing to serve the retail trade known as the "action sports" or "extreme" sports industry. On July 12, 2000, we entered into an agreement to acquire M-I Vascular Innovations, Inc. and changed our name from "Last Company Clothing, Inc." to "MIVI Biomedical Technologies, Inc." On November 16, 2000, we changed our name back to our original name "Last Company Clothing, Inc." because the agreement to acquire M-I Vascular Innovations, Inc. was cancelled. In March 2001 we acquired 100% of Premier ASP, Inc. and on March 26, 2001, changed our name to "Premier Axium ASP, Inc." On February 28, 2003, we amended our articles of incorporation and changed our name from "Premier Axium ASP, Inc." to "Core Solutions, Inc." On May 2, 2003, we changed our name from "Core Solutions, Inc." to "Sunshine Ventures, Inc." On June 10, 2003 we changed our name from "Sunshine Ventures, Inc." to "Christine's Precious Petals, Inc." On August 15, 2003 we changed our name from "Christine's Precious Petals, Inc." to "Global Business Markets, Inc." On December 29, 2004, at our annual meeting of stockholders we approved a change of name from "Global Business Markets, Inc." to "GREM USA".

During 2002, the Company provided a comprehensive Human Resources outsourcing service, which consisted of a Personnel Management System encompassing a broad range of services, including benefits and payroll administration, medical and worker's compensation insurance programs and performance and management services to small and medium-sized business in the western United States.

In January 2003, the Company discontinued its Human Resource services operations and decided to change the direction of the business. The Company decided to reposition itself as a designer and manufacturer of custom handmade and mass-produced electronic and acoustic guitars, amplifiers, and accessories.

(b) Business of Issuer

GREM USA is in the development stage as a designer and manufacturer of custom handmade and mass-producted electric and acoustic guitars, amplifiers and accessories. The Company teamed up with Greg Reszel, an independent consultant, who will lead the design and research and development of our products. Grem intends to position itself in the niche market for handmade guitars blending exotic & domestic woods and new designs.

Market Overview

The United States retail market for music products in 2002 was estimated in a study by the National Association of Music Merchants, or NAMM, to be approximately $7.0 billion in net sales, representing a five-year compound annual growth rate of 2.1%. The broadly defined music products market, according to NAMM, includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $5.8 billion of the estimated $7.0 billion of this market's sales, representing a five-year compound annual growth rate of 6.2%. The music products market, as currently defined by NAMM, however, does not include the significant used and vintage product markets or apparel markets in which we anticipate to actively participate.

Included in the $7.0 billion of estimated industry sales, is the school music market estimated at $572 million in the United States and industry trends and positive demographic trends suggest that the school music market will continue to grow. According to published reports, school band enrollments have risen and publicity linking music to improved academic performance and has improved prevailing attitudes towards music and music education.

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

Products and Services

We plan to have five original prototypes that we are continuing to work on in research and development. A summary of our initial products as of now is listed below. We also plan to have a prototype titled Grem Standard in addition to those listed below.

Free Radical is a double cutaway design with a locking Floyd Rose vibrato bridge.  The body is constructed of a solid Honduras mahogany back with a carved, book matched purple heart top.  The neck is koa with a Brazilian rosewood fret board and pearl dot inlays.

The Grem Reaper is a takeoff of a familiar design and is given a wild twist and facelift.

The Grem Reaper features a mahogany body with a cherry neck and a purple heart fretboard.  The finish is cobalt blue over gold flake and the instrument is carved and embellished to look completely unique.

Grem's UpperCut is our version of a time proven traditional solid body, except this model is acoustically chambered under a maple cap.  The neck is 3 piece construction with woods ranging from purple heart, maple and cherry to goncolo alves and satinwood.  Fretboards are cochen rosewood, maple, ebony or purple heart.  During August of 2004, an Upper Cut was presented to the band Dishwalla as a gift.

Grem's Free Ranger, also called the FT-101, is another version of a classic design, except we have shrunk the scale to 24.62", and added "soapbars" to the middle and neck positions. With the 3 way switch the tonal variation is incredible, from bright twang to dirty P 90 blues. This guitar is suitable for slide, rock, country or whatever your fingers like and the shorter scale makes for easy vibrato and bends. The mahogany and purple heart hardwoods keep the tone as chimey and clear as any 25 1/2" scale instrument. The body is petite and contoured so it fits you like a glove. Also the neck on this guitar is attached to the body with stainless allen head bolts that thread into inserts installed in the neck. No more wood screws and with the torque you can apply to the neck and it might as well be glued in.

Proposed Accessory Items

In addition to our custom handmade guitars, we intend to offer consumers related accessory items including, but not limited to, guitar straps, picks, cases, amplifiers and stands, which will all be custom made from our facility. We intend to carry a relatively small inventory of these accessory items, at any given time.

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

The price of raw materials for the manufacture of our guitars is expected to remain stable in the near term. Increases that may occur are expected to be small; although no assurance can be given that this will prove to be the case. Each category of raw materials has several competing suppliers. We do not intend to be dependent upon any one supplier for any of the raw materials that we intend to purchase. We expect all required raw materials to be readily available in sufficient quantities and to be of required quality. In the extreme situation, however, were any required raw materials not to be generally available, it would have a material adverse effect on our operations.

Competition

We reasonably expect to compete with related or similar guitar, or guitar-like, instruments, apparatus or devices. Moreover, prospective competitors which may enter the field may include established manufacturers of musical or electronic audio instruments and equipment, all of which will be considerably larger than we are in total assets and resources. This could enable them to bring their own technologies and instruments to advanced stages of development and marketing with more speed and efficiency than we have been, or will be, able to apply to the development and marketing of our guitars. There can be no assurance that we will successfully compete with conventional guitars and existing electronic guitar-like instruments or with any improved or new technology instrument which may be developed in the future.

Government Regulation

There are no special or unusual governmental laws or regulations that can be expected to materially impact our operations.

Intellectual Property

We have not filed for any patents or trademarks, and we have no license agreements for any of guitars or our Company name. Although we believe we have obtained common law rights outside that of the United States Patent and Trademark Office through the use of the name "GREM USA" in connection with our business, our failure to obtain proprietary protection in the future for the use of the name could negatively impact our operations. In the near future, we intend to apply for a trademark for "GREM USA."

Personnel

Beyond our sole officer and director, we currently do not have any employees. We are providing all staff through independent consultants who have received stock as compensation for their services. Additional employees may be hired by us as required for the operation of its business including those required for guitar assembly. We anticipate that within the next twelve months we will be in the process of hiring and could hire anywhere between twenty and thirty employees. Management believes our future success will depend in large part upon our ability to attract and retain qualified employees. Our employees will not be represented by a union or collective bargaining entity.

Consultants

On September 26, 2003, we entered into an oral consulting agreement with Stephen W. Carnes, wherein he agreed to assist us with general business consulting services such as assisting us and our management with evaluating prospective acquisition candidate's business setup and operations, business management services and other business related services. We issued Mr. Carnes a number of shares of the Company's free trading common stock, par value $0.001 per share, that equaled the sum of $50,000 per month. The agreement had an initial term of one year and we continued the contract on a monthly basis as needed. Through December 31, 2004 we issued Mr. Carnes 8,110,000 shares of our common stock registered on Form S-8.

On February 3, 2004, we entered into an oral agreement with Equitilink, LLC, wherein Equitilink agreed to assist us with public relations and corporate communications services and communicate with our stockholders and the investment banking community. We agreed to compensate and issue Equitilink a total of 25,000,000 restricted shares of common stock. This agreement had a term of four months. This contract was terminated prior to the expiration of four months.

On February 10, 2004, we entered into a one-year oral consulting agreement with Gregory M. Reszel, wherein he agreed to assist us with general business consulting services. Services include, but were not limited, to assisting us and management with various projects, design and fabrication of musical instruments, business management services and other business related services. We agreed to compensate and issue Mr. Reszel a number of shares of our free trading common stock, par value $0.001 per share, that equals a $60,000 retainer fee and $5,000 per month. The Shares were registered under S-8. Mr. Resnel has been a musician for over thirty years and a luthier, someone who makes stringed musical instruments such as violins or guitars, for over twenty years. Through December 31, 2004, we issued Mr. Reszel 3,575,000 shares of our common stock registered on Form S-8.

Investment in Technology

Grem has websites displaying the initial designs of the guitars that will be sold and brand descriptions, all of which can be accessed at www.gremusa.com, or www.gmreszel.com. Information contained on these websites is for information purposes only and is not a part of this report.

ITEM 2. DESCRIPTION OF PROPERTY

During 2004, we maintained our office at 3859 Wekiva Springs Road, Suite 302, Longwood, Florida 32779. The Company, in its efforts to minimize expenditures and increase stockholder value, has opted to procure modest facilities for administrative purposes only. The annual lease on the property was approximately $130 and the Company planned on using the savings that would have been expended on more lavish offices towards the aggregate cash flow of the Company for operational purposes.

In March 2005, it was announced that Grem had recently signed an agreement on a manufacturing facility in Northeast Indiana, located at 19020 State Road 1, Spencerville, Indiana 46877. This location will be the location of Grem's main office. The building is approximately 12,500 square feet and is located on just over two acres of land. Since the Company is still in its development state, our President, Ed Miers, secured the lease of the facility. The approximate rent is $3,800 a month and Mr. Miers will accrue the expense of the rent to be paid by the Company once it has revenues to do so.

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

ITEM 3. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on December 29, 2004. Business conducted at the meeting included the following proposals:

  To elect new directors to serve until the next annual meeting or until their successors are elected and qualified; Ed Miers was re-elected to serve as the Company's sole director;

  To approve the name change from Global Business Markets, Inc. to GREM USA.

  To approve the amendment of Articles of Incorporation to reflect the name change and increase the total number of authorized shares of common stock from 125,000,000 to 5,000,000,000.

  To confirm the reaffirmation of Michael Johnson & Co., LLC as our independent auditors; and

  To schedule the next annual meeting of the stockholders.

Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on November 22, 2004, were entitled to vote. The number of outstanding shares at the time was 114,678,762 held by approximately 177 stockholders. The required quorum of stockholders was present at this meeting.

Votes on the election of a new director were as follows:

Director	For	Against	Abstentions and Broker Non-Votes
Ed Miers	90,000,000	0	24,678,762

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

Our common stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotations Bulletin Board System, under the symbol "GRMU". Our common stock began quotation on the OTC Bulletin Board on February 21, 2001 under the trading symbol "LCCP", and on March 29, 2001, following our name change to "Premier Axium ASP, Inc.", began quotation under the new symbol "PAXM". On July 8, 2002, following a symbol change, began quotation under the symbol "PAXU". On July 15, 2002, following a symbol change, began quotation under the symbol "CSOU". On October 23, 2002, following a symbol change, began quotation under the symbol "CSUO". On May 5, 2003, following our name change from "Core Solutions Inc." to "Sunshine Ventures, Inc.", began quotation under the symbol "SSHV". On July 14, 2003, following our name change to "Christine's Precious Petals, Inc.", began quotation under the new symbol "CPCO". On September 8, 2003, following our name change to "Global Business Markets, Inc", began quotation under the symbol "GBMI". On November 2, 2004, following a symbol change, we began quotation under the symbol "GBMK." On December 29, 2004, following our name change to "GREM USA", we began quotation under the current symbol "GRMU" The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter	$0.009	$0.0007	$0.053	$0.0001
2nd Quarter	$0.008	$0.0004	$0.25	$0.0
3rd Quarter	$0.0005	$0.0001	$0.08	$0.08
4th Quarter	$0.07	$0.0001	$0.1	$0.0008

On October 22, 2004, the board approved a reverse spilt of all of our issued and outstanding shares of common stock as of November 2, 2004 in the ratio of 1 for 200. The stock ledger was recalculated to reflect this reverse spilt and any fractional shares were rounded to the next whole share. This recalculation resulted in the issuance of some additional shares due to the rounding to the next whole share.

On November 10, 2004, the board approved an increase in authorized shares of common stock from 120,000,000 shares to 5,000,000,000 authorized shares. The amendment to the articles of incorporation to increase the total number of authorized shares of common stock was approved at the stockholder meeting held on December 29, 2004.

(b) Holders of Common Stock

As of December 31, 2004, we had approximately 178 stockholders of record of the 119,678,794 shares outstanding.

(c) Dividends

We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted various equity compensation plans and registered shares under these plans on Form S-8. In February 2003, a 2003 benefit plan was adopted, which consisted of 10,000,000 post-spilt shares of common stock. In August 2003, the board adopted the 2003 Benefit Plan of Global Business Markets, Inc., which allowed for the issuance of 60,000,000 post-split shares of common stock under the plan. On February 2, 2004, the board adopted a 2004 Plan, which allowed for the issuance of 7,500,000 post-spilt shares of common stock under the plan. The following table outlines the shares registered on the various Form S-8's reflecting the 200:1 reverse spilt that occurred as of November 2, 2004.

Date Form S-8 Filed	Number of Shares Registered	Name of Plan
March 3, 2003	10,000,000	2003 Benefit Plan
September 26, 2003	1,250,000	2003 Benefit Plan of Global Business Markets, Inc.
February 13, 2004	7,500,000	2004 Plan
August 27, 2004	12,500,000	2004 Plan
November 3, 2004	50,000	2004 Plan
February 9, 2005	500,000	2004 Plan

Recent Sales of Unregistered Securities

We filed various consultant and employee stock compensation plans registered on Form S-8 to provide compensation to our independent contractors and consultants for their services rendered for the Company. The shares were issued without restriction and number of shares issued reflect the 200:1 reverse spilt that occurred as of November 2, 2004.

Steve Carnes

During Fiscal 2004 we issued shares of our common stock to Mr. Carnes for services. The dates of the issuances and number of shares issued is as follows:

Date of Issuance	Number of Shares	S-8 Filing Date
January 7, 2004	135,000	September 26, 2003
February 25, 2004	250,000	February 13, 2004
March 10, 2004	1,000,000	February 13, 2004
March 23, 2004	1,250,000	February 13, 2004
May 10, 2004	1,475,000	February 13, 2004
September 7, 2004	4,000,000	August 27, 2004

Greg Reszel

During Fiscal 2004 we issued shares of common stock to Mr. Reszel for services. The dates of the issuances and number of shares issued is as follows:

Date of Issuance	Number of Shares	S-8 Filing Date
February 25, 2004	350,000	February 13, 2004
March 10, 2004	500,000	February 13, 2004
March 23, 2004	500,000	February 13, 2004
September 7, 2004	2,225,000	August 27, 2004

Matt Lettau

During Fiscal 2004 we issued shares of common stock to Mr. Lettau for his services. The dates of the issuances and the number of shares issued is as follows.

Date of Issuance	Number of Shares	S-8 Filing Date
March 10, 2004	150,000	February 13, 2004
September 7, 2004	625,000	August 27, 2004

Irving Einhorn

During Fiscal 2004 we issued shares of common stock to Mr. Einhorn for his legal services. The dates of the issuances and the number of shares issued is as follows:

Date of Issuance	Number of Shares	S-8 Filing Date
April 12, 2004	125,000	February 13, 2004
September 7, 2004	250,000	August 27, 2004

C. Elaine Washburn

During Fiscal 2004 we issued shares of common stock to Ms. Washburn for her services. The dates of the issuances and the number of shares issued is as follows:

Date of Issuance	Number of Shares	S-8 Filing Date
May 10, 2004	1,250,000	February 13, 2004
September 7, 2004	2,500,000	August 27, 2004

Marc Mero

During Fiscal 2004 we issued shares of common stock to Mr. Mero for his services. The dates of the issuances and the number of shares issued is as follows:

Date of Issuance	Number of Shares	S-8 Filing Date
May 10, 2004	150,000	February 13, 2004
September 7, 2004	125,000	August 27, 2004

On February 25, 2004, the Company issued 500,000 shares of common stock to Michael Corrigan as compensation for his previous legal services provided to the Company. The shares were registered in a Registration Statement on Form S-8 filed on February 13, 2004.

On March 10, 2004, the Company issued 250,000 shares of common stock to Franco Bottley for compensation for his artwork services we anticipated to include in our brochures. These shares were never given to Mr. Bottley and the Company plans to cancel these shares. The shares were registered in a Registration Statement on Form S-8 filed on February 13, 2004.

On September 7, 2004, the Company issued 2,125,000 shares of common stock to Jeff Stahler as compensation for his anticipated services of equipment installation. Mr. Stahler never completed this service and we are currently looking in to our possible recourse options for these shares. The shares were registered in a Registration Statement on Form S-8 filed on August 27, 2004.

On September 7, 2004, the Company issued 250,000 shares of common stock to Dennis Hickman for compensation of his consulting services regarding the production of our guitar cases and the operation of equipment for the cases. The shares were registered in a Registration Statement on Form S-8 filed on August 27, 2004.

On September 7, 2004, the Company issued 375,000 shares of common stock to Marilyn Corless as compensation for her anticipated services of equipment installation with Mr. Stahler. Ms. Corless never completed this service and we are currently looking in to our possible recourse options for these shares. The shares were registered in a Registration Statement on Form S-8 filed on August 27, 2004.

On November 29, 2004, the Company issued 5,000,000 shares of common stock to Bernard Woods as compensation for his assistance in installing and setting up a software system that runs the equipment that produces our guitars. The shares were registered in a Registration Statement on Form S-8 filed on November 3, 2004.

Restricted Shares Issued for Services

On February 25, 2004, the Company issued 125,000 shares of restricted common stock to Equitlink as agreed upon in their oral consulting agreement. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

ITEM 6. PLAN OF OPERATION.

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

We are a Nevada corporation formed on March 26, 1999 under the name "Last Company Clothing, Inc." which planned to engage in the business of importing and wholesaling a line of clothing to serve the retail trade known as the "action sports" or "extreme" sports industry. After a number of name changes, on December 29, 2004 at our annual meeting of stockholders we approved a change of name from "Global Business Markets, Inc." to GREM USA. We are planning to reposition the company as a designer and manufacturer of custom handmade and mass-produced electronic and acoustic guitars, amplifiers, and accessories.

Plan of Operation

We are a development stage company and have had no operating revenues since inception and have financed all of our operations from loans, and sales of capital stock to affiliated parties and private investors. We will continue to sell our capital stock to help us complete the development of our first production models. We will need to engage in additional research and development for the purpose of further refining our instruments and simplifying the manufacturing process. We hope to represent a new development respecting one of the world's oldest and most popular musical instruments, the guitar.

Satisfaction of our cash obligations for the next 12 months. We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. Under our current plan of operation we do not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Summary of any product research and development that we will perform for the term of our plan of operation. Mr. Reszel has been continually researching and developing our initial prototypes. He will continually develop and fine tune our prototypes to constantly improve the quality and sound of the guitar.

Expected purchase or sale of plant and significant equipment. Mr. Reszel owns all the significant equipment and tools that are used in producing these handmade guitars. We anticipate either signing a lease for this equipment or possibly purchasing the equipment once we are able to generate the cash to do so.

Significant changes in the number of employees. As of December 31, 2004, we had no employees. We are dependent upon Edward Miers our sole officer and director. We will need to hire full time operational staff as our operations commence. We anticipate the need for twenty to thirty employees to be fully operational.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

As a development stage company, we do not have the cash flow to operate our business. We are dependent on our sole officer and director, Ed Miers, to provide services and cash until we are able to generate revenues. Until such time, we plan to accrue the money expensed by Mr. Miers and will compensate him with either stock or cash when available.

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

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

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

We have no operating history to use to evaluate our business.

We have no operating history for you to use to evaluate our business. We have devoted almost all of our efforts to the repositioning our company as a designer and manufacturer of custom handmade and mass-produced electronic and acoustic guitars, amplifiers and accessories. We are in an early stage in our development and it is possible that our products may not sell in the volumes or at the prices that we anticipate, if at all. If that occurs, we would receive less than the projected income from sales of its products and our profitability would suffer.

Our future success is dependent on the performance and continued service of Edward Miers, and other potential key employees and our ability to attract and retain skilled personnel.

Our performance and future operating results are substantially dependent on the continued service and performance of Edward Miers, our sole officer and sole director. To the extent that Mr. Miers' services become unavailable, our business and prospects may be adversely affected. Should we not be able to retain Mr. Miers' services, we do not know whether an equally qualified person could be employed to replace Mr. Miers. If we are successful in implementing and developing our business, it will require additional managerial and technical personnel. Competition for highly qualified personnel is intense, and we cannot assure that we can retain our key employees or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of our management or other key employees and the potential inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on our financial condition, operating results, and cash flows.

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

Because we are in the early stage of development, we expect to continue to incur operating losses and to have a negative cash flow unless and until it is able to generate substantial revenues and reach profitability. We expect that during the next twelve months, as we try to develop and launch our products; our operating expenses will be increasing, especially in the areas of development, sales and marketing and brand promotion. We anticipate that we will have to incur substantial costs and expenses related to:

  hiring additional executive and administrative personnel, and additional product development personnel;

  continued development of our guitars and the development of proposed accessory products;

  advertising, marketing, and promotional activities.

The extent of our losses in the future will depend on our ability to commence commercial operations and generate revenues on a profitable basis. To do so, we will have to develop and implement successful manufacturing, sales, and marketing programs for our guitars. No assurance can be given that we will be able to achieve this objective or that, if this objective is achieved, that we will ever be profitable. Our ability to achieve sustained profitability will depend on our ability to generate and sustain substantial revenues while maintaining reasonable expense levels. Although we intend to increase our spending on the activities listed above, these efforts may not result in the generation of sufficient revenues. If revenues are not generated, this may have a subsequent impact on our stock price.

We are subject to a working capital deficit, which means that our current assets on December 31, 2004 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2004, which means that our current liabilities exceeded our current assets on December 31, 2004 by $605,477. As of December 31, 2004, we had zero current assets. Current assets are assets that are expected to be converted to cash within one year. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations. If we fail to establish profitable operations and continue to incur losses; the price of our common stock could be expected to fall.

We received an opinion from our accountants which raises doubt about our ability to continue as a Going Concern.

Our audited financial statements for the year ended December 31, 2004, which are included in this filing, indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

Risks Related To Our Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies, especially those with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if initiated, could result in substantial costs for us and a diversion of management's attention and resources.

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

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in our common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

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

Our sole director and executive officer, Mr. Edward Miers, beneficially owns a substantial amount of our common stock.

Accordingly, he will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

ITEM 7. FINANCIAL STATEMENTS.

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-11 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report, Mr. Edward Miers, our sole officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Miers, concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Since the Company's inception there have been several name changes. Although, the name changes were properly reflected in filings made with the State of Nevada, not all of the name changes were in accordance with the rules promulgated under Section 14 of the Securities Exchange Act of 1934, as amended. The following name changes did not satisfy the rules under Section 14 and were not done by stockholder approval: Last Clothing Company, Inc. to MIVI Biomedical Technologies, Core Solutions, Inc. to Sunshine Ventures, Inc., Sunshine Ventures, Inc. to Christine Precious Petals, Inc., and Christine Precious Petals, Inc. to Global Business Markets, Inc. At this time the Company is unaware of any consequences of the actions taken above; however, should a problem arise or the SEC seek potential violations against the Company, it may have a material adverse effect on our operations.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of the executive officers and directors of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held
Edward Miers	41	CEO, President, Principal Accounting Officer, Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Edward Miers, age 41, is Chief Executive Officer, President, Secretary/Treasurer and Director of the Company. Prior to his position at GREM USA, Mr. Miers operated two private business ventures related to the music industry, Miers Systems, Inc. and Summit Sound, Inc. Miers Systems produced audio amplifiers and Summit Sound was a retailer of guitars, amplifiers, and professional audio equipment. Mr. Miers was also an owner of a private company that did investor relations and public relations. Mr. Miers does not serve on the board of directors for any other public company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2004, Edward Miers filed all forms 3, forms 4 and forms 5 on a timely basis.

Audit Committee and Financial Expert

We do not have an Audit Committee, Mr. Edward Miers, our sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

  Compliance with applicable governmental laws, rules and regulations;

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

Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the sole management for the Company. We believe that as a result of the limited interaction, which occurs having a sole officer and director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our sole director, Mr. Edward Miers, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interest.

ITEM 10. EXECUTIVE COMPENSATION

(a) General

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the most recent fiscal year ending December 31, 2004 and for the fiscal years ending December 31, 2003 and 2002. The remuneration described in the table does not include the cost of GREM USA's benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of GREM USA's business.

(b) Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock	Options	LTIP Payouts	All Other Compensation
Edward Miers Chief Executive Officer and President	2004 2003	$700,000(1) $-0-	-0- -0-	-0- -0-	-0- 88,000,000	-0- -0-	-0- -0-	-0- -0-
Christine Favara, Former CEO and President	2003	$-0-	-0-	2,500 Shares	-0-	-0-	-0-	-0-
Tracey Haggerty, Former Secretary/ Treasurer	2003	$44,000	-0-	-0-	-0-	-0-	-0-	-0-
Gregory Chimelewski, Former Vice-President	2003 2002	$-0- $80,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

  During the fiscal year ended December 31, 2004 our sole officer and director did not receive monetary compensation for his services as an officer or director, however, on February 10, 2005, he did receive 1,000,000,000 shares of the Company's common stock in exchange for part of his accrued salary of $700,000. The shares were for satisfaction of $300,000 of his accrued salary. At this time we do not have a formalized employment contract with Mr. Miers but intend to draft one.

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

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established, our sole director, Edward Miers, will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 15, 2005, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

The percentage of beneficial ownership for the following table is based on 1,212,678,764 shares of common stock outstanding as of April 15, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 15, 2005 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name and Address of Beneficial Owner (1), Officer, or Director	Number of Shares	Percent of Ownership (2)
Edward Miers President, CEO, Secretary, Treasurer, Director	1,088,000,000	89.7%

Total of all Officers, Directors, and Beneficial Owners	1,088,000,000	89.7%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). All addresses are care of the Company, 19020 State Road 1, Spencerville, Indiana 46877.

  Figures are rounded to the nearest tenth of a percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 29, 2003, Christine Favara, sold her controlling interest in the Company to Edward Miers on terms set forth in the Stock Purchase Agreement (Exhibit "A") which was attached to the Form 8-K filed on August 11, 2003 and is incorporated by reference. In exchange for the controlling interest owned by Christine Favara, Edward Meirs paid consideration equal to $50,000 as set forth in the Stock Purchase Agreement.

Edward Meirs received beneficial ownership of approximately 77% of the issued and outstanding common stock of the Company. On July 29, 2003, pursuant to the agreement to sell control of the Company to Mr. Meirs, Christine Favara nominated Edward Meirs as sole officer and director of the Company. Edward Meirs accepted the appointment. Immediately following the election of Mr. Meirs as an officer and director of the Company, Christine Favara resigned her position as a officer and director of the Company. Mr. Miers was the sole officer and director of the Company.

We are and will continue to be dependent on our sole officer and director, Ed Miers, to provide services and cash until we are able to generate revenues. Until such time, we plan to accrue the money expensed by Mr. Miers and will compensate him with either stock or cash when available. On February 10, 2005, Mr. Miers received 1,000,000,000 shares of common stock as satisfaction for $300,000 of his accrued salary of $700,000 for 2004.

ITEM 13. EXHIBITS.

31-1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Ed Miers
32-1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Ed Miers

*Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2004, for professional services rendered by Michael Johnson & Co. LLC, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 and 2003 were $7,500 and $6,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2004, for assurance and related services by Michael Johnson & Co. LLC, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2004 were $-0-.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Michael Johnson & Co. LLC, for tax compliance, tax advice, and tax planning, for those fiscal years were included in the audit and review fees. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003, for products and services provided by Michael Johnson & Co. LLC, other than those services reported above, for those fiscal years were $-0- and $-0-, respectively.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Not applicable.

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

GREM USA.

By: /s/ Edward Miers

Edward Miers, President/Director

Dated: April 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Edward Miers	CEO/President /Principal	April 22, 2005
Accounting Officer
Edward Miers Director

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

GREM USA

We have audited the accompanying balance sheets of GREM USA, formerly known as Global Business Markets, Inc. as of December 31, 2004 and 2003 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GREM USA. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/Michael Johnson & Company LLC

Denver, Colorado

April 12, 2005

GREM USA

Formerly known as Global Business Markets, Inc.

Balance Sheets

December 31, 2004 and 2003

ASSETS	2004	2003

Current Assets
Cash	$ -	$ -
Total Currents Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 605,477	$ 605,477
Total Current Liabilities	605,477	605,477

Stockholders' Deficiency:
Common stock, par value $.001, 5,000,000,000 shares authorized: 119,678,764 and 101,418,325 issued and outstanding at December 31, 2004 and 2003, respectively	119,678	101,418
Additional paid-in capital	30,153,534	28,469,289
Accumulated deficit	(30,878,689)	(29,176,184)
Total Stockholders' Deficiency	(605,477)	(605,477)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financials statements.

GREM USA

Formerly known as Global Business Markets, Inc.

Statements of Operations

For the Years Ended December 31, 2004 and 2003

	2004	2003

REVENUES	$ -	$ -

EXPENSES:
Salary and payroll taxes	-	-
Consulting fees	1,702,300	2,924,446
Other selling, general and administrative exp.	205	13,147
Total Operating Expenses	1,702,505	2,937,593

OTHER REVENUES & EXPENSES:
Interest expense	-	(2,000)
Other expenses	-	(9,577)
Total Other Revenues & Expenses	-	(11,577)

NET LOSS	$ (1,702,505)	$ (2,949,170)

Per share information Weighted average number of common shares outstanding	111,342,148	7,297,775

Basic Loss per common share	$ (0.02)	$ (0.40)

Diluted Loss per common share	$ (0.02)	$ (0.40)

The accompanying notes are an integral part of these financials statements.

GREM USA

Formerly known as Global Business Markets, Inc.

Statements of Changes in Stockholders' Deficiency

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance -December 31, 2003	101,418,325	$ 101,418	$ 28,469,289	$ (29,176,184)	$ (605,477)

Issuance of common stock for services	135,000	135	37,665	-	37,800
Issuance of common stock for services	1,225,000	1,225	292,775	-	294,000
Issuance of common stock for services	1,900,000	1,900	340,100	-	342,000
Issuance of common stock for services	1,750,000	1,750	208,250	-	210,000
Issuance of common stock for services	2,750,000	2,750	272,250	-	275,000
Issuance of common stock for services	12,125,000	12,125	487,875	-	500,000
capital contribution	-	-	205	-	205
Issuance of common stock for services	375,000	375	14,625	-	15,000
Issuance of common stock for services	5,000,000	5,000	55,000	-	60,000
Issuance of common stock for services	(7,000,000)	(7,000)	(25,000)	-	(32,000)
Issuance of common stock for services	439	-	500	-	500
Net loss	-	-	-	(1,702,505)	(1,702,505)
Balance - December 31, 2004	119,678,764	$ 119,678	$ 30,153,534	$ (30,878,689)	$ (605,477)

The accompanying notes are an integral part of these financials statements.

GREM USA

Formerly known as Global Business Markets, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash Flows from Operating Activities:
Net Loss	$ (1,702,505)	$ (2,949,170)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services and debt	1,702,300	2,996,247
Net Cash Used in Operating Activities	(205)	47,077

Cash Flows from Investing Activities
Loans to shareholders, net	-	-
Cash Flows Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Bank overdraft	-	(40,628)
Proceeds (payments) from notes payable - net	-	(20,000)
Capital contribution	205	-
Cash Flows Provided by Financing Activities	205	(60,628)

Net Increase (Decrease) in cash and cash equivalents	-	(13,551)

Cash and cash equivalents - beginning of period	-	13,551

Cash and cash equivalents - end of period	$ -	$ -

Supplemental information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financials statements.

GREM USA

Formerly Known as Global Business Markets, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 -GENERAL

Nature of Business

GREM USA (the Company) was incorporated in the state of Nevada on March 26, 1999 under the name of Last Company Clothing, Inc. In February 2001, the shareholders of Last Company Clothing, Inc, entered into an Agreement and Plan of Merger with Premier ASP, In, and their stockholders whereby LCC acquired 100% of Premier ASP. Inc. stock and subsequently changed its name to Premier Axium Asp. Inc. in March 2001. On August 9, 2002, the Company changed its name to Core Solutions, Inc. On May 2, 2003, the Company changed its name to Sunshine Ventures, Inc. On May 30, 2003, the Company changed its name to Christine's Precious Petal, Inc. On July 29, 2003, the Company changed its name to Global Business Markets, Inc. On December 29, 2004, the Company changed its name to GREM USA.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant recurring losses. As of December 31, 2004, the current liabilities exceed the current assets by $605,477. As shown in the financial statements, the Company incurred a net loss of $1,702,505 for year then ended.

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

GREM USA

Formerly Known as Global Business Markets, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

GREM USA

Formerly Known as Global Business Markets, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2004 and 2003, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.

SEGMENT DISCLOSURE

SFAS No 131, "Disclosure about Segments of an Enterprise and Related Information' changes the way public companies report information about segments, SFAS No. 131, which is based on the selected segment products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 and has determined it has only one reportable segment as of December 31, 2004 and 2003.

GREM USA

Formerly Known as Global Business Markets, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

Deferred tax assets:
Net operating loss carryforwards	$30,878,689
Valuation allowance for deferred tax assets	(30,878,689)
Net deferred tax assets	$ -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2004, the Company had net operating loss carryforwards of approximately $30,878,689 or federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 4 - CAPITAL STOCK TRANSACTIONS

The authorized common stock of the Company consists of 5,000,000,000 shares with par value of $.001. On July 5, 2002, the Company's Board of Directors declared a 10,000-for-one reverse stock split of outstanding common stock payable at July 5, 2002. On May 9, 2003, the Company's Board of Directors declared a 25,000 for-1 reverse split of the outstanding common stock payable at May 9, 2003. On November 1, the Company's Board of Directors declared a 200-for-one reverse tock split of outstanding common stock payable at November 1, 2004. On December 29, 2004, the Company's Board of Directors and stockholders approved increasing the total number of authorized shares of common stock from 125,000,000 shares to 5,000,000,000.

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Contract

In September 2003, the Company entered into a one-year employment contract to pay its president a salary of $150,000 per year.

GREM USA

Formerly Known as Global Business Markets, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 6 - FINANCIAL ACCOUNTING DEVELOPMENTS

Recently Issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150"). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any Vies that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in any VIE.

In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method. The Company is evaluation how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

GREM USA

Formerly Known as Global Business Markets, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFGAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.