Form 10QSB
period 2005-03-31
GREM USA
filed 2005-05-19
CIK 1084983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30567

GREM USA

(Exact name of small business issuer as specified in its charter)

Nevada	61-1427156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19020 State Road 1

Spencerville, Indiana 46877

(Address of principal executive offices)

(260) 238-2000

(Issuer's telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No ____

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2005, was 2,304,678,764 shares.

Transitional Small Business Disclosure Format (check one):

Yes              No    X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors

GREM USA

We have reviewed the accompanying balance sheet of GREM USA (formerly known as Global Business Markets, Inc.) as of March 31, 2005 and the related statements of operations and cash flows for the three months ended March 31, 2005, and 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 12, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC.

Denver, Colorado

May 13, 2005

GREM USA
Formerly known as Global Business Markets, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
ASSETS	2005	2004 (audited)

Current Assets
Cash	$ -	$ -
Accounts receivable	-	-
Due from related parties	-	-
Total Currents Assets	-	-

Property and equipment - net of accumulated depreciation	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 910,977	$ 605,477
Total Current Liabilities	910,977	605,477

Stockholders' Deficiency:
Common stock, par value $.001, 25,000,000,000 shares authorized: 1,212,678,764 and 119,678,764 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,212,678	119,678
Additional paid-in capital	29,715,534	30,153,534
Accumulated deficit	(31,839,189)	(30,878,689)
Total Stockholders' Deficiency	(910,977)	(605,477)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

See accountant's review report and accompanying notes to the financial statements.

GREM USA
Formerly known as Global Business Markets, Inc.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2005	2004

REVENUES - net	$ -	$ -

EXPENSES:
Consulting fees	955,000	838,800
Other selling, general and administrative exp.	5,500	-
Total Operating Expenses	960,500	838,800

OTHER REVENUES & EXPENSES:
Interest expense	-	-
Total Other Revenues & Expenses	-	-

NET LOSS	$ (960,500)	$ (838,800)

Per share information
Weighted average number of common shares outstanding	833,012,097	5,758,980

Basic Loss per common share	$ -	$ (0.15)

Diluted Loss per common share	$ -	$ (0.15)

See accountant's review report and accompanying notes to the financial statements.

GREM USA
Formerly known as Global Business Markets, Inc.
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended
March 31,
	2005	2004
Cash Flows from Operating Activities:
Net Loss	$ (960,500)	$ (838,800)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-
Stock issued for services	955,000	838,800
Interest expense	-	-
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	5,500	-
Net Cash Used in Operating Activities	-	-

Cash Flows from Investing Activities
Loans to shareholders, net	-	-
Cash Flows Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of stock	-	-
Capital contribution	-	-
Cash Flows Provided by Financing Activities	-	-

Net Increase (Decrease) in cash and cash equivalents	-	-

Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$ -	$ -

Supplemental information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accountant's review report and accompanying notes to the financial statements.

GREM USA
Formerly known as Global Business Markets, Inc.
NOTES TO FINANCIAL STATEMENTS

1.    Presentation of Interim Information

In the opinion of the management of GREM USA, formerly known as Global Business Markets, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

2.    Capital stock transactions

On May 9, 2003, the Company's Board of Directors and shareholders approved an amendment to the Articles of Incorporation declaring a 25,000 to 1 reverse stock split of outstanding common stock payable at May 9, 2003. On November 22, 2004, the Company's Board of Directors declared a 200-for-one reverse stock split of outstanding common stock and decrease in authorized common stock payable at November 2, 2004. On December 29, 2004, the Company's Board of Directors and stockholders approved increasing the total number of authorized shares of common stock from 125,000,000 shares to 5,000,000,000, together changing the name to GREM USA, effective January 7, 2005.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

Item 2. Plan of Operation

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

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. On April 26, 2005, we received $150,000 in connection with a promissory note which carries an interest of 10% per annum and is due in 2008. Under our current plan of operation we do not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

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

Gregory Reszel has been continually researching and developing our initial prototypes. He will continually develop and fine tune our prototypes to constantly improve the quality and sound of the guitar.

Expected purchase or sale of plant and significant equipment.

Gregory Reszel owns all the significant equipment and tools that are used in producing these handmade guitars. We anticipate either signing a lease for this equipment or possibly purchasing the equipment once we are able to generate the cash to do so. Once revenues are generated we anticipate spending between $100,000 to $300,000 in equipment costs.

Significant changes in the number of employees.

As of March 31, 2005, we had no employees. We are dependent upon Edward Miers our sole officer and director. We intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this quaterly report and any other filings we have made in the past or that we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We have no operating history to use to evaluate our business.

We have no operating history for you to use to evaluate our business. We have devoted almost all of our efforts to the repositioning our company as a designer and manufacturer of custom handmade and mass-produced electronic and acoustic guitars, amplifiers and accessories. We are in an early stage in our development and it is possible that our products may not sell in the volumes or at the prices that we anticipate, if at all. If that occurs, we would receive less than the projected income from sales of products and our profitability would suffer.

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

Item 3. Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Restricted Shares Issued for Services

On February 10, 2005, the Company issued Mr. Miers 1,000,000,000 shares of the Company's common stock in exchange for $300,000 of his total accrued salary of $700,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

We filed various consultant and employee stock compensation plans registered on Form S-8 to provide compensation to our independent contractors and consultants for their services rendered for the Company. The shares were issued without restriction and number of shares issued reflects the 200:1 reverse spilt that occurred as of November 2, 2004.

Date Form S-8 Filed	Number of Shares Registered	Name of Plan
March 3, 2003	10,000,000	2003 Benefit Plan
September 26, 2003	1,250,000	2003 Benefit Plan of Global Business Markets, Inc.
February 13, 2004	7,500,000	2004 Plan
August 27, 2004	12,500,000	2004 Plan
November 3, 2004	50,000	2004 Plan
February 9, 2005	100,000,000 (1)	2004 Plan

(1) The number of shares reflected in the 10-KSB filed on April 25, 2005 indicating shares registered on the Form S-8 registration statement of February 9, 2005 mistakenly showed an amount reflecting the 200:1 reverse spilt when it should not have. The number shown in this report is the corrected amount of shares registered under the Form S-8.

Bernard Woods

During the first quarter of 2005 we issued shares of common stock to Mr. Woods for services. The dates of the issuances and number of shares issued is as follows:

Date of Issuance	Number of Shares	S-8 Filing Date
February 16, 2005	20,000,000	February 9, 2005
March 30, 2005	10,000,000	February 9, 2005

Greg Reszel

During the first quarter of 2005 we issued shares of common stock to Mr. Reszel for services. The dates of the issuances and number of shares issued is as follows:

Date of Issuance	Number of Shares	S-8 Filing Date
February 16, 2005	1,500,000	February 9, 2005
March 30, 2005	6,000,000	February 9, 2005

Matt Lettau

During the first quarter of 2005 we issued shares of common stock to Mr. Lettau for services. The dates of the issuances and number of shares issued is as follows:

Date of Issuance	Number of Shares	S-8 Filing Date
February 17, 2005	3,000,000	February 9, 2005
February 23, 2005	500,000	February 9, 2005
March 30, 2005	2,000,000	February 9, 2005

On February 16, 2005, the Company issued 5,000,000 shares of common stock to Mr. Stephen Carnes as compensation for consulting services. The shares were registered in a Registration Statement on Form S-8 filed on February 9, 2005.

On February 16, 2005, the Company issued 1, 500,000 shares of common stock to Mr. Donald Stoecklein as compensation for legal services. The shares were registered in a Registration Statement on Form S-8 filed on February 9, 2005.

On February 25, 2004, the Company issued 15,500,000 shares of common stock to Mr. Evan Weybright as compensation for consulting services. The shares were registered in a Registration Statement on Form S-8 filed on February 9, 2005.

On March 30, 2005, the Company issued 6,000,000 shares of common stock to Ms. Catherine Konkle as compensation for consulting services. The shares were registered in a Registration Statement on Form S-8 filed on February 9, 2005.

On March 30, 2005, the Company issued 20,000,000 shares of common stock to Mr. Dennis Nartker as compensation for consulting services. The shares were registered in a Registration Statement on Form S-8 filed on February 9, 2005.

Subsequent Events

On April 5, 2005, the Company issued 2,000,000 shares of common stock to Mr. Dwayne Bruick as compensation for consulting services. The shares were registered in a Registration Statement on Form S-8 filed on February 9, 2005.

On April 21, 2005, the Company issued 12,000,000 shares of common stock Mr. Stephen Carnes as compensation for his services. The shares were registered in a Registration Statement on Form S-8 filed on February 9, 2005.

On May 2, 2005, the Company issued 80,000,000 shares of restricted common stock to the David King and Kathleen King Joint Trust for a loan inducement fee. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On May 2, 2005, the Company issued Mr. Miers 1,000,000,000 shares of the Company's common stock in satisfaction of a portion of his accrued salary equaling $300,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
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

Dated: May 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Edward Miers	CEO/President /Principal	May 19, 2005
Edward Miers	Accounting Officer
Director