Form 10QSB
period 2005-06-30
GREM USA
filed 2005-08-11
CIK 1084983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on August 8, 2005, was 2,525,678,764 shares.

Transitional Small Business Disclosure Format (check one): Yes               No     X

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

GREM USA

We have reviewed the accompanying balance sheet of GREM USA (formerly known as Global Business Markets, Inc.) as of June 30, 2005 and the related statements of operations for the three-months and six-months ended June 30, 2005, and 2004 and the statements of cash flows for the six-months ended June 30, 2005 and 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management.

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

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated April 12, 2005, expressed an unqualified opinion on those financial statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC.

Denver, Colorado

July 26, 2005

GREM USA

Formerly known as Global Business Markets, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
ASSETS	2005	2004

Current Assets
Cash	$159,880	$—
Inventory	3,120
Security Deposit	2,300
Total Currents Assets	165,300	—

Property and equipment - net of depreciation	55,135	—

TOTAL ASSETS	$220,435	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$615,141	$605,477
Loans payable - current portion	29,700	—
Total Current Liabilities	644,841	605,477

Long-Term Liabilities:
Loans payable - long-term portion	215,000	—

Total Liabilities	859,841	—

Stockholders’ Equity
Common stock, par value $.001, 5,000,000,000 shares authorized: 2,408,678,764 and 119,678,764 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2,408,679	119,678
Additional paid-in capital	29,023,533	30,153,534
Accumulated deficit	(32,071,618)	(30,878,689)
Total Stockholders’ Deficiency	(639,406)	(605,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,435	$—

See notes to unaudited financial statements.

GREM USA

Formerly known as Global Business Markets, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

REVENUES - net	$—	$—	$—	$—

EXPENSES:
Consulting fees	204,000		1,159,000
Other selling, general and administrative exp.	27,213	—	32,713	—
Total Operating Expenses	231,213	—	1,191,713	—

OTHER REVENUES & EXPENSES:
Interest Income	426		426
Interest expense	(1,642)	—	(1,642)	—
Total Other Revenues & Expenses	(1,216)	—	(1,216)	—

NET LOSS	$(232,429)	$—	$(1,192,929)	$—

Per share information
Weighted average number of common shares outstanding	21,547,331,660	658,077	21,057,331,660	582,058

Basic Loss per common share	$(0.001)	$(0.001)	$(0.001)	$(2.028)

Diluted Loss per common share	$(0.001)	$(0.001)	$(0.001)	$(2.028)

See notes to unaudited financial statements.

GREM USA

Formerly known as Global Business Markets, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net Loss	$(1,192,929)	$(1,180,242)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	316	1,606
Stock issued for services and debt	1,159,000	1,185,085
Changes in assets and liabilities:
(Increase) in inventory	(3,120)	—
(Increase) in deposits	(2,300)	—
Increase (Decrease) in accounts payable	9,663	—
Increase in accrued expenses	—	—
Net Cash Used in Operating Activities	(29,370)	6,449

Cash Flows from Investing Activities
Purchase of fixed assets	(55,550)	—
Cash Flows Used in Investing Activities	(55,550)	—

Cash Flows from Financing Activities:
Proceeds (payments) from notes payable - net	244,700	(20,000)
Cash Flows Provided by Financing Activities	244,700	(20,000)

Net Increase (Decrease) in cash and cash equivalents	159,780	(13,551)

Cash and cash equivalents - beginning of period	—	13,551

Cash and cash equivalents - end of period	$159,780	$—

Supplemental information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See notes to unaudited financial statements.

GREM USA

Formerly known as Global Business Markets, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Presentation of Interim Information

In the opinion of the management of GREM USA, formerly known as Global Business Markets, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the three-months and six-months ended June 30, 2005 and 2004, and the statements of cash flows for the six-months ended June 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2004.

2.	Capital stock transactions

On May 9, 2003, the Company’s Board of Directors and stockholders approved an amendment to the Articles of Incorporation declaring a 25,000 to 1 reverse stock split of outstanding common stock payable at May 9, 2003. On November 1, 2004, the Company’s Board of Directors declared a 200-for-one reverse stock split of outstanding common stock payable at November 1, 2004. On December 29, 2004, the Company’s Board of Directors and stockholders approved increasing the total number of authorized shares of common stock from 125,000,000 shares to 5,000,000,000.

All share and per share amounts in the accompanying financial statements of the Company have been retroactively adjusted to give effect to the stock splits.

3.	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

  our current lack of sufficient working capital;

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this report.

In this filing references to “Grem,” “Company,” “we,” “our,” and/or “us,” refers to GREM USA.

Item 2. Plan of Operation

Overview

We are a Nevada corporation formed on March 26, 1999 under the name “Last Company Clothing, Inc.” which planned to engage in the business of importing and wholesaling a line of clothing to serve the retail trade known as the “action sports” or “extreme” sports industry. After a number of name changes, on December 29, 2004, at our annual meeting of stockholders, we approved a change of name from “Global Business Markets, Inc.” to GREM USA. We are planning to reposition the company as a designer and manufacturer of custom handmade and mass-produced electronic and acoustic guitars, amplifiers, and accessories.

Plan of Operation

We currently have not any had any operating revenues since we repositioned the company from our previous lines of business to the current plan of guitar manufacturing and have financed all of our operations from loans, and sales of capital stock to affiliated parties and private investors. We will continue to sell our capital stock to help us complete the development of our first production models. We will need to engage in additional research and development for the purpose of further refining our instruments and simplifying the manufacturing process. We hope to represent a new development respecting one of the world’s oldest and most popular musical instruments, the guitar.

Satisfaction of our cash obligations for the next 12 months.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. On April 26 through May 22, 2005, we received $215,000 in connection with four promissory notes, which carry an interest rate of 10% per annum and are due in 2008. Additionally, on June 10, 2005 we sold 17,000,000 shares of restricted common stock for $8,500. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months.

Going Concern

The financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Summary of any product research and development that we will perform for the term of our plan of operation.

Gregory Reszel has been continually researching and developing our five initial prototype guitars. At the time of this report, we feel we have completed the design of the five prototypes, which we plan on beginning mass production of once sufficient funds are available if ever. We expect in the near future to begin selling and shipping these five prototypes. Mr. Reszel however, will continually develop and fine tune our prototypes to constantly improve the quality and sound of the guitar.

Expected purchase or sale of plant and significant equipment.

For the most part Gregory Reszel owns all the significant equipment and tools that are used in producing our handmade guitars. We anticipate either signing a lease for this equipment or possibly purchasing the equipment once we are able to generate or raise the cash to do so.

Since receiving cash from the issuance of promissory notes and sale of restricted stock, Edward Miers, our president, spent the last quarter locating various pieces of equipment that once retooled will allow us to increase our efficiency as well as increase production time of the guitars. We were able to purchase some equipment such as: a clamp carrier, a rip saw, a planer, and a router. Additionally, a glue spreader was purchased but has not yet been delivered and we are unable to determine if we will ever receive this piece of equipment. Grem may have to seek legal action to recover the piece of equipment or the money spent on it. All of the equipment is meant to position the company and establish the capabilities for mass production of our guitars. In addition, we were able to finance all equipment and items currently being used in the building from American Molded Products, who is also the entity that leases the building we currently occupy. Once revenues are generated, we anticipate purchasing additional equipment to further enhance our production capabilities.

Significant changes in the number of employees.

As of June 30, 2005, we had no employees. We are dependent upon Edward Miers our sole officer and director. We intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this quarterly report and any other filings we have made in the past or that we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We have no operating history to use to evaluate our business.

We have no operating history for you to use to evaluate our business. We have devoted almost all of our efforts to repositioning our company as a designer and manufacturer of custom handmade and mass-produced electronic and acoustic guitars, amplifiers and accessories. We are in an early stage in our development and it is possible that our products may not sell in the volumes or at the prices that we anticipate, if at all. If that occurs, we would receive less than the projected income from sales of products and our profitability would suffer.

Our future success is dependent on the performance and continued service of Edward Miers, and other potential key employees and our ability to attract and retain skilled personnel.

Our performance and future operating results are substantially dependent on the continued service and performance of Edward Miers, our sole officer and sole director. To the extent that Mr. Miers’ services become unavailable, our business and prospects may be adversely affected. Should we not be able to retain Mr. Miers’ services, we do not know whether an equally qualified person could be employed to replace Mr. Miers. If we are successful in implementing and developing our business, it will require additional managerial and technical personnel. Competition for highly qualified personnel is intense, and we cannot assure that we can retain our key employees, if and when we have them, or that we will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of our current or potential management or other key employees and the potential inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on our financial condition, operating results, and cash flows.

We expect a substantial increase in expenses and may not achieve significant profitability, this may cause our stock price to fall.

Because we are in the early stage of development, we expect to continue to incur operating losses and to have a negative cash flow unless and until we are able to generate substantial revenues and reach profitability. We expect that during the next twelve months, as we try to develop and launch our products; our operating expenses will be increasing, especially in the areas of development, sales and marketing and brand promotion. We anticipate that we will have to incur substantial costs and expenses related to:

  hiring additional executive and administrative personnel, and additional product development personnel;

  continued development of our guitars and the development of proposed accessory products; and

  advertising, marketing, and promotional activities.

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

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

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

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Our sole director and executive officer, Mr. Edward Miers, beneficially owns approximately 82% of our common stock.

As a result of Mr. Miers’ substantial ownership of our common stock, he will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Additionally, Mr. Miers accrues his salary for his position as our sole officer and may continue to increase his ownership through conversion of his salary into additional shares of common stock. Notwithstanding the exercise of his fiduciary duties as our sole officer and director and duties as a majority stockholder may have to us or our other stockholders in general, Mr. Miers may have interests different than yours.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report, Mr. Edward Miers, our sole officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Miers, concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We filed various consultant and employee stock compensation plans registered on Form S-8 to provide compensation to our independent contractors and consultants for their services rendered for the Company. The following table is a summary of the most recently filed registration statements filed on Form S-8. The shares were issued without restriction and the number of shares issued reflects the 200:1 reverse spilt that occurred as of November 2, 2004.

Date Form S-8 Filed	Number of Shares Registered	Name of Plan
February 9, 2005	100,000,000 (1)	2004 Plan
May 5, 2005	150,000,000	2005 Stock Option Plan

(1) The number of shares reflected in the 10-KSB filed on April 25, 2005 indicating shares registered on the Form S-8 registration statement of February 9, 2005 mistakenly showed an amount reflecting the 200:1 reverse spilt when it should not have. The number shown in this report is the corrected amount of shares registered under the Form S-8.

During the second quarter of 2005 we issued shares of common stock to various consultants. The following shares issued were registered in a Registration Statement on Form S-8 filed on February 9, 2005.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Dwayne Bruick	April 5, 2005	2,000,000	$3,000
Steve Carnes	April 21, 2005	12,000,000	$24,000

On May 2, 2005, the Company issued 80,000,000 shares of restricted common stock to the David King and Kathleen King Joint Trust for their services. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On May 2, 2005, the Company issued Mr. Miers 1,000,000,000 shares, a value of $300,000, of the Company’s common stock as partial satisfaction of his 2005 salary. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On June 10, 2005, the Company authorized the sale of 17,000,000 shares of restricted common stock to David and Kathleen King for the sum of $8,500. The shares were not issued until the third quarter. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2) and Regulation D. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

During the second quarter of 2005 we issued shares of common stock to various consultants. The following shares issued were registered in a Registration Statement on Form S-8 filed on May 5, 2005.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Dwayne Bruick	June 13, 2005	2,000,000	$3,000
Steve Carnes	June 13, 2005	20,000,000	$30,000
Dennis Nartker	June 13, 2005	20,000,000	$30,000
Catherine Konkle	June 13, 2005	15,000,000	$22,500
Bernard Woods	June 13, 2005	15,000,000	$22,500
Greg Reszel	June 13, 2005	5,000,000	$7,500
Evan Weybright	June 13, 2005	10,000,000	$15,000
Don Stoecklein	June 13, 2005	5,000,000	$7,500
Matthew Lettau	June 13, 2005	2,000,000	$3,000
Kevin Bork	June 13, 2005	3,000,000	$4,500
Nathan Weides	June 13, 2005	4,000,000	$6,000
Charles Chapman	June 13, 2005	3,000,000	$4,500

Subsequent Events

On August 1, 2005, the Company issued 100,000,000 shares of restricted common stock for a value of $30,000 to the David King and Kathleen King Joint Trust for their services. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On August 2, 2005, the Company issued 17,000,000 shares of restricted common stock to the David King and Kathleen King Joint Trust pursuant to an executed subscription agreement.

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

On July 26, 2005, we were was informed of the acquisition of Michael Johnson & Co., LLC by Jasper + Hall, PC and formally appointed Jasper + Hall as the our independent certified public accountants. The change in accountants was only the result of the acquisition of Michael Johnson & Co. by Jasper + Hall.

From 2002 through July 26, 2005, when we were notified of the acquisition of Michael Johnson & Co., there were no disagreements between the Company and Michael Johnson & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Michael Johnson & Co. would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

A current report on Form 8-K was filed announcing this change of auditors on August 4, 2005.

Item 6.	Exhibits.

31-1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Ed Miers
32-1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Ed Miers

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREM USA

(Registrant)

By: /s/ Edward Miers
Edward Miers, Principal Accounting Officer
(On behalf of the registrant and as
principal accounting officer)

Date: August 11, 2005