Form 10QSB
period 2005-09-30
GREM USA
filed 2005-11-14
CIK 1084983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30567

GERM USA

(Exact name of small business issuer as specified in its charter)

Nevada	61-1427156
(State or other jurisdiction of incorporation or organization)	(I.E.. Employer Identification No.)

19020 State Road 1

Spencerville, Indiana 46877

(Address of principal executive offices)

(260) 238-2000

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2005, was 3,049,678,764 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

GERM USA

We have reviewed the accompanying balance sheet of GERM USA (formerly known as Global Business Markets, Inc.) as of September 30, 2005 and the related statements of operations for the three-months and nine-months ended September 30, 2005, and 2004 and the statements of cash flows for the nine-months ended September 30, 2005 and 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated April 12, 2005, expressed an unqualified opinion on those financial statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC.

Denver, Colorado

November 9, 2005

GERM USA

Consolidated Balance Sheets

(Unedited)

	September 30,	December 31,
ASSETS	2005	2004

Current Assets
Cash	$84,042	$--
Deposits	10,151	--
Total Currents Assets	94,193	--

Fixed Assets
Furniture and equipment	100,350	--
Less accumulated depreciation	(2,855)	--
Net Fixed Assets	97,495	--

TOTAL ASSETS	$191,688	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$617,645	$605,477
Accrued salaries	600,000	--
Loans payable - current portion	13,110	--
Total Current Liabilities	1,230,755	605,477

Long-Term Liabilities:
Loans payable - long-term portion	220,621	--
Total Long-term liabilities	220,661	--

Total Liabilities	1,451,376	--

Stockholders’ Equity (Deficiency)
Common stock, par value $.001, 5,000,000,000 shares authorized: 2,680,678,764 and 119,678,764 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2,680,678	119,678
Additional paid-in capital	28,967,534	30,153,534
Accumulated deficit	(32,907,900)	(30,878,689)
Total Stockholders’ Deficiency	(1,259,688)	(605,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,688	$--

See notes to unedited financial statements.

GERM USA

Consolidated Statements of Operations

(Unedited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUES – net	$--	$--	$--	$--

EXPENSES:
Salaries	600,000	--	600,000	--
Consulting fees	177,500	500,000	1,336,500	1,658,800
Other selling, general and administrative exp.	51,620	--	83,919	--
Depreciation	2,440	--	2,855	--
Total Operating Expenses	831,560	500,000	2,023,274	1,658,800

OTHER REVENUES & EXPENSES:
Interest Income	711	--	1,137	--
Interest expense	(5,806)	--	(7,448)	--
Other Income	374	--	374	--
Total Other Revenues & Expenses	(4,721)	--	(5,937)	--

NET LOSS	$(836,281)	$(500,000)	$(2,029,211)	$(1,658,800)

Per share information
Weighted average number of common shares outstanding	2,513,820,068	113,344,992	1,309,298,336	111,133,881

Basic Loss per common share	$(0.003)	$(0.003)	$(0.015)	$(0.015)

Diluted Loss per common share	$(0.001)	$(0.001)	$(0.013)	$(0.013)

See notes to unedited financial statements.

GERM USA

Consolidated Statements of Cash Flows

(Unedited)

	For the Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net Loss	$(2,029,211)	$(1,658,800)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,855	--
Stock issued for services and debt	1,375,000	1,658,800
Changes in assets and liabilities:
Increase in deposits	(10,151)	--
Increase in accounts payable	12,168	--
Increase in accrued expenses	600,000	--
Net Cash Used in Operating Activities	(49,339)	--

Cash Flows from Investing Activities
Purchase of fixed assets	(100,350)	--
Cash Flows Used in Investing Activities	(100,350)	--

Cash Flows from Financing Activities:
Proceeds (payments) from notes payable - net	233,731	--
Cash Flows Provided by Financing Activities	233,731	--

Net Increase (Decrease) in cash and cash equivalents	84,042	0

Cash and cash equivalents - beginning of period	0	--

Cash and cash equivalents - end of period	$84,042	$--

Supplemental information:
Cash paid for interest	$5,033	$--
Cash paid for income taxes	$--	$--

See notes to unedited financial statements.

GERM USA

Formerly known as Global Business Markets, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Presentation of Interim Information

In the opinion of the management of GERM USA, Inc., formerly known as Global Business Markets, Inc., the accompanying unedited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the three-months and nine-months ended September 30, 2005 and 2004, and the statements of cash flows for the nine-months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2004.

2.	Loans Payable

At September 30, 2005, loans payable consisted of the following:

Loan payable to individual, 10% rate, interest only payments until due date,

maturing May 2008, unsecured loan	$ 20,000

Loan payable to individual, 10% rate, interest only payments until due date,

maturing May 2008, unsecured loan	30,000

Loan payable to individual, 10% rate, interest only payments until due date,

maturing May 2008, unsecured loan	15,000

Loan payable to individual, 10% rate, interest only payments until due date,

maturing May 2008, unsecured loan	150,000

Loan payable to Advance Molded Products, Inc., 8% rate, monthly payments of $959,
maturing May 2006, secured by equipment	18,731

Total loans	233,731
Less current portion	13,110
Long-term portion of loans payable	$220,621

3.	Capital stock transactions

On May 9, 2003, the Company’s Board of Directors and shareholders approved an amendment to the Articles of Incorporation declaring a 25,000 to 1 reverse stock split of outstanding common stock payable at May 9, 2003. On November 1, 2004, the Company’s Board of Directors declared a 200-for-one reverse stock split of outstanding common stock payable at November 1, 2004. On

GERM USA

Formerly known as Global Business Markets, Inc.

NOTES TO FINANCIAL STATEMENTS

3. Capital Stock Transactions – (Continued)

December 29, 2004, the Company’s Board of Directors and stockholders approved increasing the total number of authorized shares of common stock from 125,000,000 shares to 5,000,000,000.

All share and per share amounts in the accompanying financial statements of the Company thereto have been retroactively adjusted to give effect to the stock splits.

During the quarter ended September 30, 2005 the following stock transactions were recorded:

On August 8, 2005, 10 Million shares valued at $15,000 were issued to Catherine Koneke for services performed.

On August 8, 2005, 10 Million shares valued at $15,000 were issued to Dennis Marker for services performed.

On August 8, 2005, 15 Million shares valued at $22,500 were issued to James P. Taylor for services performed.

On August 9, 2005, 10 Million shares valued at $15,000 were issued to Bernard Woods III for services performed.

On September 27, 2005, 30 Million shares valued at $30,000 were issued to James P. Taylor for services performed.

On September 27, 2005, 20 Million shares valued at $20,000 were issued to Catherine Koneke for services performed.

On September 27, 2005, 20 Million shares valued at $20,000 were issued to Evan Eyebright for services performed.

On September 27, 2005, 20 Million shares valued at $20,000 were issued to Steve Carnes for services performed.

On September 27, 2005, 20 Million shares valued at $20,000 were issued to Dennis Marker for services performed.

4.	Subsequent Events

On October 27, 2005, 27 Million shares valued at $34,500 were issued to consultants for services performed.

GERM USA

Formerly known as Global Business Markets, Inc.

NOTES TO FINANCIAL STATEMENTS

4.	Subsequent Events (Continued)

On November 8, 2005, 69 Million shares valued at $82,800 were issued to consultants for services performed.

5.	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s current liabilities exceed the current assets by $1,134,437 and the Company has recurring losses of $32,907,900. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of sufficient working capital;

•	our ability to continue using Form S-8 to register shares of our common stock for issuance to consultants;

•	increased competitive pressures from existing competitors and new entrants;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	loss of customers or sales weakness;

•	inability to achieve future sales levels or other operating results;

•	risks and benefits associated with moving our operations to a new facility;

•	whether we could be deemed a shell company under Rule 12b-2 of the Exchange Act;

•	the unavailability of funds for capital expenditures; and

•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this report.

In this filing references to “Germ,” “Company,” “we,” “our,” and/or “us,” refers to GERM USA.

Item 2. Plan of Operation

Overview

We are a Nevada corporation formed on March 26, 1999 under the name “Last Company Clothing, Inc.” which planned to engage in the business of importing and wholesaling a line of clothing to serve the retail trade known as the “action sports” or “extreme” sports industry. After a number of name changes, on December 29, 2004, at our annual meeting of stockholders, we approved a change of name from “Global Business Markets, Inc.” to GERM USA. We have focused our efforts to repositioning the company as a designer and manufacturer of custom handmade and mass-produced electronic and acoustic guitars, amplifiers, and accessories.

Plan of Operation

We currently have had minimal operations since we repositioned the company from our previous lines of business to the current plan of guitar manufacturing and have financed all of our operations from loans, and sales of capital stock to affiliated parties and private investors. We will continue to sell our capital stock to help us complete the development of our first production models. We may need to engage in additional research and development for the purpose of further refining our instruments and simplifying the manufacturing process. We hope to represent a new development respecting one of the world’s oldest and most popular musical instruments, the guitar.

Satisfaction of our cash obligations for the next 12 months.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. From April 26 through May 22, 2005, we received $215,000 in connection with four promissory notes, which carry an interest rate of 10% per annum and are due in 2008. Additionally, on June 10, 2005 we sold 17,000,000 shares of restricted common stock for $8,500. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. Additionally, we intend to issue stock to our consultants in lieu of making cash payment to consultants.

Going Concern

The financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings, security issuances to consultants, and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Summary of any product research and development that we will perform for the term of our plan of operation.

Gregory Resell has been continually researching and developing our five initial prototype guitars. At the time of this report, we feel we have completed the design of the five prototypes, which we plan on beginning mass production once sufficient funds are available, if ever and once we have successfully moved our operations to our newly purchased building. We expect in the near future to begin selling and shipping these five prototypes. Mr. Resell however, will continually develop and fine tune our prototypes to constantly improve the quality and sound of the guitar.

Expected purchase or sale of plant and significant equipment.

For the most part Gregory Resell owns all the significant equipment and tools that are used in producing our handmade guitars. We anticipate either signing a lease for this equipment or possibly purchasing the equipment once we are able to generate or raise the cash to do so.

Since receiving cash from the issuance of promissory notes and sale of restricted stock, Edward Mires, our president, has spent the last two quarters locating various pieces of equipment. As we have acquired the equipment we have begun to retool, which will allow us to increase our efficiency as well as increase production time of the guitars. Some equipment we have purchased is: a clamp carrier, a rip saw, a planer, and a router. Additionally, a glue spreader was purchased but has not yet been delivered and we are unable to determine if we will ever receive this piece of equipment. We intend to ask for a refund if we are not able to acquire the piece of equipment, however, we may have to seek legal action to recover the piece of equipment or the money spent on it. All of the equipment is meant to position the company and establish the capabilities for mass production of our guitars. In addition, we were able to finance all equipment and items currently being used in the building from American Molded Products, who is also the entity that leases the building we currently occupy. Once revenues are generated, we anticipate purchasing additional equipment to further enhance our production capabilities.

Subsequent to the quarter, we purchased a 40,000 square building in Fort Wayne, IN for 273 million shares of our restricted common stock. We believe this facility will accommodate our needs as we move toward our goal of mass production of our products. We plan to allow the current tenants that have leases in the facility to remain until after the first of the year and then we will begin the transition of moving our operations.

Significant changes in the number of employees.

As of September 30, 2005, we had no employees, other than our sole officer and director, Edward Mires. We are dependent upon Edward Mires our sole officer and director. We have relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational.

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

Our issuance of shares for consulting services may cause immediate and substantial dilution to our existing stockholders.

The continual issuance of shares for services to consultants will result in substantial dilution to the interests of our stockholders. We continue to maintain losses each quarter primarily as a result of additional shares being issued each quarter. If we are unable to obtain revenues or financing to pay our consultants, we will likely continue to issue stock as payment for services which will cause immediate and substantial dilution to our current stockholders. The effect of this dilution increases the probability of our stockholders losing their entire investment.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing stockholders will suffer substantial dilution.

We will require additional funds to expand our sales and marketing activities. We anticipate that we will require additional funds for our continued operations for the next twelve months, depending on revenues, if and when we become fully operational. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing will involve substantial dilution to our then existing stockholders.

Our future success is dependent on the performance and continued service of Edward Mires and our ability to attract and retain skilled personnel.

Our performance and future operating results are substantially dependent on the continued service and performance of Edward Mires, our sole officer and sole director. To the extent that Mr. Mires’ services become unavailable, our business and prospects may be adversely affected. Should we not be able to retain Mr. Mires’ services, we do not know whether an equally qualified person could be employed to replace Mr. Mires. If we are successful in implementing and developing our business, it will require additional managerial and technical personnel. Competition for highly qualified personnel is intense, and we cannot assure that we can retain our key employees, if and when we have them, or that we will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of our current or potential management or other key employees and the potential inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on our financial condition, operating results, and cash flows.

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

Because we are in the early stage of development, we expect to continue to incur operating losses and to have a negative cash flow unless and until we are able to generate substantial revenues and reach profitability. We expect that during the next twelve months, as we try to develop and launch our products; our operating expenses will be increasing, especially in the areas of development, sales and marketing and brand promotion. We anticipate that we will have to incur substantial costs and expenses related to:

•	hiring additional executive and administrative personnel, and additional product development personnel;
•	continued development of our guitars and the development of proposed accessory products; and
•	advertising, marketing, and promotional activities.

The extent of our losses in the future will depend on our ability to commence commercial operations and generate revenues on a profitable basis. To do so, we will have to develop and implement successful manufacturing, sales, and marketing programs for our guitars. No assurance can be given that we will be able to achieve this objective or that, if this objective is achieved, that we will ever be profitable. Our ability to achieve sustained profitability will depend on our ability to generate and sustain substantial revenues while maintaining reasonable expense levels. Although we intend to increase our spending on the activities listed above, these efforts may not result in the generation of sufficient revenues. If revenues are not generated, this may have a subsequent impact on our stock price and your investment.

Many of our competitors are larger and have greater financial and other resources than we do and those advantages could make it difficult for us to compete with them.

The guitar manufacturing industry is extremely competitive and includes several companies that have achieved establishing a significant market for their products and have substantially greater financial, development and marketing resources than we do. If we are unable to establish a market for our products, or effectively compete in the market, we will fail.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in our common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Our sole director and executive officer, Mr. Edward Mires, beneficially owns approximately 77% of our common stock.

As a result of Mr. Mires’ substantial ownership of our common stock, he will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Additionally, Mr. Mires accrues his salary for his position as our sole officer and may continue to increase his ownership through conversion of his salary into additional shares of common stock. Notwithstanding the exercise of his fiduciary duties as our sole officer and director and duties as a majority stockholder may have to us or our other stockholders in general, Mr. Mires may have interests different than yours.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report, Mr. Edward Mires, our sole officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Mires, concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that the issuance of all the shares described above was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The Kings were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the Kings immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, the Kings had the opportunity to speak with our management on several occasions prior to its investment decision.

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

Date Form S-8 Filed	Number of Shares Registered	Name of Plan
February 9, 2005	100,000,000 (1)	2004 Plan
May 5, 2005	150,000,000	2005 Stock Option Plan
August 9, 2005	200,000,000	GERM USA Stock Compensation Plan

(1) The number of shares reflected in the 10-KSB filed on April 25, 2005 indicating shares registered on the Form S-8 registration statement of February 9, 2005 mistakenly showed an amount reflecting the 200:1 reverse spilt when it should not have. The number shown in this report is the corrected amount of shares registered under the Form S-8.

During the third quarter of 2005 we issued shares of common stock to various consultants. The following shares were registered in a Registration Statement on Form S-8 filed on May 5, 2005.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Catherine Koneke	August 8, 2005	10,000,000	$15,000
Dennis Marker	August 8, 2005	10,000,000	$15, 000
James P. Taylor	August 8, 2005	15,000,000	$22,500
Bernard Woods	August 9, 2005	10,000,000	$15,000

During the third quarter of 2005 we issued shares of common stock to various consultants. The following shares issued were registered in a Registration Statement on Form S-8 filed on August 9, 2005.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
James P. Taylor	September 27, 2005	30,000,000	$30,000
Catherine Koneke	September 27, 2005	20,000,000	$20,000
Dennis Marker	September 27, 2005	20,000,000	$20,000
Evan Eyebright	September 27, 2005	20,000,000	$20,000

Subsequent Issuances

Subsequent to the third quarter of 2005 we issued shares of common stock to various consultants. The following shares were issued in a Registration Statement on Form S-8 filed on August 9, 2005.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Dennis Marker	October 27, 2005	7,000,000	$10,500
Bernard Woods	October 27, 2005	10,000,000	$15,000
Nathan Weeds	October 27, 2005	5,000,000	$7,500
Northern Hills Inc.	October 27, 2005	5,000,000	$1500
Dennis Marker	November 8, 2005	1,000,000	$1,200
Gregory Resell	November 8, 2005	3,000,000	$3,600
Steve Carnes	November 8, 2005	20,000,000	$24,000
Bernard Woods	November 8, 2005	20,000,000	$24,000
Evan Eyebright	November 8, 2005	20,000,000	$24,000
Catherine Koneke	November 8, 2005	5,000,000	$6,000

On November 9, 2005, the Company issued 273,000,000 shares of restricted common stock to James Patrick Taylor pursuant to executed documents for the purchase of the building from Taylor Ventures, LLC. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. Mr. Taylor was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that Mr. Taylor immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, Mr. Taylor had the opportunity to speak with our management on several occasions prior to its investment decision.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

During the third quarter, we executed a Memorandum of Understanding between Germ and Taylor Ventures, LLC (“Taylor”) for the purchase of a building located at 315 E. Wallace Street in Fort Wayne, Indiana. Pursuant to the Memorandum we agreed to issue shares of our restricted common stock for a total value of $300,000. Additionally, we executed a Mortgage to guarantee to the value of $300,000 for three years from the date of closing. At the end of the three years if the full purchase price has not been satisfied then Germ would be obligated to make cash payment for the remaining amount due within 90 days after being given notice by Taylor. On November 9, 2005, we executed the documents for the purchase of the building from Taylor. We issued 273,000,000 shares of restricted common stock for a book value of $300,300. As part of the executed documents was a mortgage guaranteeing a value of $300,000 on or before November 8, 2008 to Taylor. Germ intends to honor the leases of the current occupants in the building through the remainder of the year.

A copy of the Memorandum of Understanding is attached hereto as Exhibit 10.1 and a copy of the Real Estate Mortgage is attached hereto as Exhibit 10.2.

Item 6.	Exhibits.

10.1* Memorandum of Understanding between the Company and Taylor Ventures, LLC, dated September 12, 2005.
10.2* Real Estate Mortgage between the Company and Taylor Ventures, LLC dated November 9, 2005.
31-1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Ed Mires
32-1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Ed Mires

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERM USA

(Registrant)

By: /s/ Edward Mires

Edward Mires, Principal Accounting Officer
(On behalf of the registrant and as
principal accounting officer)

Date: November 14, 2005