Form 10QSB/A
period 2005-09-30
GREM USA
filed 2005-11-15
CIK 1084983

*THIS AMENDMENT IS BEING FILED AS A RESULT OF A SPELL CHECK ERROR WHICH OCCURRED DURING THE CONVERSION TO EDGAR.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

To the Board of Directors

GREM USA

We have reviewed the accompanying balance sheet of GREM USA (formerly known as Global Business Markets, Inc.) as of September 30, 2005 and the related statements of operations for the three-months and nine-months ended September 30, 2005, and 2004 and the statements of cash flows for the nine-months ended September 30, 2005 and 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC.

Denver, Colorado

November 9, 2005

GREM USA

Consolidated Balance Sheets

(Unaudited)

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

See notes to unaudited financial statements.

GREM USA

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

See notes to unaudited financial statements.

GREM USA

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

In the opinion of the management of GREM USA, Inc., formerly known as Global Business Markets, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the three-months and nine-months ended September 30, 2005 and 2004, and the statements of cash flows for the nine-months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

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

During the quarter ended September 30, 2005 the following stock transactions were recorded:

On August 8, 2005, 10 Million shares valued at $15,000 were issued to Catherine Konkle for services performed.

On August 8, 2005, 10 Million shares valued at $15,000 were issued to Dennis Nartker for services performed.

On August 8, 2005, 15 Million shares valued at $22,500 were issued to James P. Taylor for services performed.

On August 9, 2005, 10 Million shares valued at $15,000 were issued to Bernard Woods III for services performed.

On September 27, 2005, 30 Million shares valued at $30,000 were issued to James P. Taylor for services performed.

On September 27, 2005, 20 Million shares valued at $20,000 were issued to Catherine Konkle for services performed.

On September 27, 2005, 20 Million shares valued at $20,000 were issued to Evan Weybright for services performed.

On September 27, 2005, 20 Million shares valued at $20,000 were issued to Steve Carnes for services performed.

On September 27, 2005, 20 Million shares valued at $20,000 were issued to Dennis Nartker for services performed.

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

Since receiving cash from the issuance of promissory notes and sale of restricted stock, Edward Miers, our president, has spent the last two quarters locating various pieces of equipment. As we have acquired the equipment we have begun to retool, which will allow us to increase our efficiency as well as increase production time of the guitars. Some equipment we have purchased is: a clamp carrier, a rip saw, a planer, and a router. Additionally, a glue spreader was purchased but has not yet been delivered and we are unable to determine if we will ever receive this piece of equipment. We intend to ask for a refund if we are not able to acquire the piece of equipment, however, we may have to seek legal action to recover the piece of equipment or the money spent on it. All of the equipment is meant to position the company and establish the capabilities for mass production of our guitars. In addition, we were able to finance all equipment and items currently being used in the building from American Molded Products, who is also the entity that leases the building we currently occupy. Once revenues are generated, we anticipate purchasing additional equipment to further enhance our production capabilities.

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

As of September 30, 2005, we had no employees, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers our sole officer and director. We have relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational.

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

Our future success is dependent on the performance and continued service of Edward Miers and our ability to attract and retain skilled personnel.

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

Our sole director and executive officer, Mr. Edward Miers, beneficially owns approximately 77% of our common stock.

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

Date Form S-8 Filed	Number of Shares Registered	Name of Plan
February 9, 2005	100,000,000 (1)	2004 Plan
May 5, 2005	150,000,000	2005 Stock Option Plan
August 9, 2005	200,000,000	GREM USA Stock Compensation Plan

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

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Catherine Konkle	August 8, 2005	10,000,000	$15,000
Dennis Nartker	August 8, 2005	10,000,000	$15, 000
James P. Taylor	August 8, 2005	15,000,000	$22,500
Bernard Woods	August 9, 2005	10,000,000	$15,000

During the third quarter of 2005 we issued shares of common stock to various consultants. The following shares issued were registered in a Registration Statement on Form S-8 filed on August 9, 2005.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
James P. Taylor	September 27, 2005	30,000,000	$30,000
Catherine Konkle	September 27, 2005	20,000,000	$20,000
Dennis Nartker	September 27, 2005	20,000,000	$20,000
Evan Weybright	September 27, 2005	20,000,000	$20,000
Steve Carnes	September 27, 2005	20,000,000	$20,000

Subsequent Issuances

On October 27, 2005 we issued 5,000,000 shares of restricted common stock to Northern Hills, Inc. for consulting services performed. We believe that the issuance of all the shares described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. Northern Hills, Inc. was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that Northern Hills, Inc. immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, Northern Hills, Inc. had the opportunity to speak with our management on several occasions prior to its investment decision.

Subsequent to the third quarter of 2005 we issued shares of common stock to various consultants. The following shares were issued in a Registration Statement on Form S-8 filed on August 9, 2005.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Dennis Nartker	October 27, 2005	7,000,000	$10,500
Bernard Woods	October 27, 2005	10,000,000	$15,000
Nathan Weides	October 27, 2005	5,000,000	$7,500
Dennis Nartker	November 8, 2005	1,000,000	$1,200
Gregory Reszel	November 8, 2005	3,000,000	$3,600
Steve Carnes	November 8, 2005	20,000,000	$24,000
Bernard Woods	November 8, 2005	20,000,000	$24,000
Evan Weybright	November 8, 2005	20,000,000	$24,000
Catherine Konkle	November 8, 2005	5,000,000	$6,000

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

During the third quarter, we executed a Memorandum of Understanding between Grem and Taylor Ventures, LLC (“Taylor”) for the purchase of a building located at 315 E. Wallace Street in Fort Wayne, Indiana. Pursuant to the Memorandum we agreed to issue shares of our restricted common stock for a total value of $300,000. Additionally, we executed a Mortgage to guarantee to the value of $300,000 for three years from the date of closing. At the end of the three years if the full purchase price has not been satisfied then Grem would be obligated to make cash payment for the remaining amount due within 90 days after being given notice by Taylor. On November 9, 2005, we executed the documents for the purchase of the building from Taylor. We issued 273,000,000 shares of restricted common stock for a book value of $300,300. As part of the executed documents was a mortgage guaranteeing a value of $300,000 on or before November 8, 2008 to Taylor. Grem intends to honor the leases of the current occupants in the building through the remainder of the year.

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

Date: November 15, 2005