Form 10KSB
period 2005-12-31
GREM USA
filed 2006-04-17
CIK 1084983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30567

GREM USA

( Name of small business issuer in its charter)

Nevada	61-1427156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

315 E. Wallace Street

Fort Wayne, Indiana	46803
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number:  (260) 456-2354

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 12, 2006 was 3,729,678,764 shares, held by approximately 186 stockholders.

The issuer’s revenues for its most recent fiscal year ended December 31, 2005 were $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of April 12, 2006 was approximately $991,198 based on a share value of $0.0008.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

GREM USA

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2005

Index to Report

on Form 10-KSB

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;

•	our ability to continue using Form S-8 to register shares of our common stock for issuance to consultants;

•	increased competitive pressures from existing competitors and new entrants;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	loss of customers or sales weakness;

•	inability to achieve future sales levels or other operating results;

•	risks and benefits associated with moving our operations to a new facility;

•	whether we could be deemed a shell company under Rule 12b-2 of the Exchange Act;

•	the unavailability of funds for capital expenditures; and

•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

In this filing references to “Grem,” “Company,” “we,” “our,” and/or “us,” refers to GREM USA.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) Business Development

We are a Nevada corporation formed on March 26, 1999 under the name Last Company Clothing, Inc. In March 2001, we acquired 100% of Premier ASP, Inc. and on March 26, 2001, changed our name to “Premier Axium ASP, Inc.” On February 28, 2003, we amended our articles of incorporation and changed our name to “Core Solutions, Inc.” On May 2, 2003, we changed our name to “Sunshine Ventures, Inc.” On June 10, 2003 we changed our name from to “Christine’s Precious Petals, Inc.” On August 15, 2003, we changed our name to “Global Business Markets, Inc.” On December 29, 2004, we changed our name from “Global Business Markets, Inc.” to “GREM USA”.

We had a working capital deficit for the year ended December 31, 2005 of $1,475,996. As a result of our financial status, our audited financial statements for the year ended December 31, 2005 indicate that there was substantial doubt about our ability to continue as a going concern.

(b) Business of Issuer

GREM is in the development stage as a designer and manufacturer of custom handmade and mass-produced electric guitars, amplifiers and accessories. Grem engaged Greg Reszel, an independent consultant, who will lead the design and research and development of our products.

Grem intends to position itself in the niche market for handmade guitars blending exotic & domestic woods and new designs.

For the past three (3) years Grem management has focused on the acquisition of design talent, equipment, and a building where Grem could design, manufacture, and ship custom handmade and mass-produced electronic guitars, amplifiers, and accessories.

Market Overview

The United States retail market for music products in 2004 was estimated in a study by the National Association of Music Merchants, or NAMM, to be approximately $7.3 billion in net sales, an increase of 5.2% from 2003. The broadly defined music products market, according to NAMM, includes retail sales of string and fretted instruments, sound reinforcement and recording equipment, drums, keyboards, print music, pianos, organs, and school band and orchestral instruments. Products currently offered by us include categories of products which account for approximately $5.8 billion of the estimated $7.0 billion of this market's sales, representing a five-year compound annual growth rate of 6.2%. The music products market, as currently defined by NAMM, however, does not include the significant used and vintage product markets or apparel markets in which we anticipate to actively participate.

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

Products and Services

We plan to have five original prototypes that we are continuing to work on in research and development. A summary of prototypes is listed below.

Free Radical is a double cutaway design with a locking Floyd Rose vibrato bridge.  The body is constructed of a solid Honduras mahogany back with a carved, book matched purple heart top.  The neck is made of koa wood with a Brazilian rosewood fret board and pearl dot inlays.

The Grem Reaper is a takeoff of a familiar design and is given a wild twist and facelift.

The Grem Reaper features a mahogany wood body with a cherry wood neck and a purple heart wood fretboard.  The finish is cobalt blue over gold flake and the instrument is carved and embellished to look completely unique.

Grem’s UpperCut is our version of a time proven traditional solid body, except this model is acoustically chambered under a maple wood cap.  The neck is 3 piece construction with woods ranging from purple heart, maple and cherry, to goncolo, alves and satinwood.  Fretboards are cochen rosewood, maple, ebony or purple heart.

Grem’s Free Ranger, also called the FT-101, is another version of a classic design, except we have shrunk the scale to 24.62", and added “soapbars” to the middle and neck positions. With the 3 way switch, the tonal variation is incredible, from bright twang to dirty P 90 blues. This guitar is suitable for slide, rock, country or whatever your fingers like and the shorter scale makes for easy vibrato and bends. The mahogany and purple heart hardwoods keep the tone as chimey and clear as any 25 1/2" scale instrument. The body is petite and contoured to fit the body like a glove. Also the neck on this guitar is attached to the body with stainless allen head bolts that thread into inserts installed in the neck. No more wood screws and with the amount of torque applied to the neck, it feels as though it has been glued in.

Grem’s Standard is a double cutaway, solid body electric guitar with a 24 fret, 25 ½ inch scale neck, 2 inch thick contoured body with high fret across. It has two humbucking pickups, and a genuine Floyd Rose double locking vibrato system. The neck is made of maple or Honduran mahogany with an ebony fretboard. The body of it is made of cherry wood and Honduran mahogany as well.

We plan to establish manufacturing processes for all of our prototypes to allow for expanded production of each guitar during 2006. During the fourth quarter of 2005, we purchased a building in Fort Wayne, Indiana and subsequent to the 2005 year end, we relocated all manufacturing operations to this building. This relocation will further enhance our capability to manufacture our guitars and allow for the space and equipment needed to produce our prototypes on a larger scale.

Proposed Accessory Items

In addition to our custom handmade guitars, we intend to offer consumers related accessory items including, but not limited to, guitar straps, picks, footrests, cases, speakers, amplifiers and stands, which are intended to be custom made from our facility. Suppliers of component materials and accessories will be chosen based on quality, service and price. At the time of this report we have not currently offered or produced these accessories.

Services

We will market our guitars as a high quality, sophisticated, musical instrument. Consistent with this marketing plan, we will provide our customers with a product warranty and related support regarding the use and enjoyment of such product. We will warrant our guitars to be free from defects in material and workmanship and will provide each purchaser of our guitars with a one year warranty on parts and labor. During the effective warranty period, we will remedy any product defects. Parts may be replaced under the warranty, at our election, with new or comparable remanufactured parts. The warranty will not extend however, to any guitar which has been subjected to usage for which the product was not designed, which has been damaged as the result of shipping, or which has been altered or repaired in a way that affects product performance or reliability. To further insure customer satisfaction, we will also provide each customer with a ten day money back guarantee, excluding shipping and handling.

Supplies and Suppliers

The primary components of our guitars will include electronics, hardware and guitar bodies. These components will be manufactured for us by third parties. We have worked with Brain Banana to provide a unique showcase of anodized aluminum guitar parts as well. Initially, we will assemble our guitars and we plan on beginning mass production once sufficient funds are available, if ever.

The price of raw materials, mainly different types of wood, for the manufacture of our guitars is expected to remain stable in the near term. Increases that may occur are expected to be small; although no assurance can be given that this will prove to be the case. Each category of raw materials has several competing suppliers. We do not intend to be dependent upon any one supplier for any of the raw materials that we intend to purchase. We expect all required raw materials to be readily available in sufficient quantities and to be of required quality. In the extreme situation, however, were any required raw materials not to be generally available, it would have a material adverse effect on our operations.

Competition

We reasonably expect to compete with related or similar guitar, or guitar-like, instruments, apparatus or devices. Moreover, prospective competitors which may enter the field may include established manufacturers of musical or electronic audio instruments and equipment, all of which will be considerably larger than we are in total assets and resources. This could enable them to bring their own technologies and instruments to advanced stages of development and marketing with more speed and efficiency than we have been capable, or will be capable of in the development and marketing of our guitars. There can be no assurance that we will successfully compete with conventional guitars and existing electronic guitar-like instruments or with any improved or new technology instrument which may be developed in the future.

Government Regulation

There are no special or unusual governmental laws or regulations that can be expected to materially impact our operations.

Intellectual Property

We have not filed for any patents or trademarks, and we have no license agreements for any of guitars or our Company name. Although we believe we have obtained common law rights outside that of the United States Patent and Trademark Office through the use of the name “GREM USA” in connection with our business, our failure to obtain proprietary protection in the future for the use of the name could negatively impact our operations. In the near future, we intend to apply for a trademark for “GREM USA.”

Personnel

Beyond our sole officer and director, we currently do not have any employees. We outsource our staffing to independent consultants who have received stock as compensation for their services. Additional employees may be hired by us as required for the operation of our business including those required for guitar assembly. We anticipate that within the next twelve months, assuming we obtain substantial additional financing, we will be in the process of hiring and could hire anywhere between twenty and thirty employees. Management believes our future success will depend in large part upon our ability to attract and retain qualified employees. Our employees will not be represented by a union or collective bargaining entity or agreement.

Consultants

We have utilized the services of in excess of 15 consultants, whom have received stock for compensation. Refer to the section entitled, “Recent Sales of Securities Registered Pursuant to Form S-8.”

On September 26, 2003, we entered into an oral consulting agreement with Stephen W. Carnes, wherein he agreed to assist us with general business consulting services such as assisting us and our management with evaluating prospective acquisition candidate’s business setup and operations, business management services and other business related services. We issued Mr. Carnes a number of shares of the Company’s free trading common stock, par value $0.001 per share, that equaled the sum of $50,000 per month. The agreement had an initial term of one year and we continued the contract on a monthly basis as needed. Through December 31, 2005 we have issued Mr. Carnes 104,000,000 shares of our common stock registered on Form S-8 valued at $140,000.

On February 10, 2004, we initially entered into a one-year oral consulting agreement with Gregory M. Reszel and have continued to utilize his services on a month to month basis, wherein he agreed to assist us with general business consulting services. Services include, but were not limited, to assisting us and management with various projects, design and fabrication of musical instruments, business management services and other business related services. We agreed to compensate and issue Mr. Reszel a number of shares of our free trading common stock, par value $0.001 per share, that equals a $60,000 retainer fee and $5,000 per month. The Shares were registered under S-8. Mr. Reszel has been a musician for over thirty years and a luthier, someone who makes stringed musical instruments such as violins or guitars, for over twenty years. Through December 31, 2005, we issued Mr. Reszel 24,500,000 shares of our common stock registered on Form S-8 valued at $49,000.

Investment in Technology

Grem has websites displaying the initial designs of the guitars that will be sold and brand descriptions, all of which can be accessed at www.gremusa.com, or www.gmreszel.com. Information contained on these websites is for information purposes only and is not a part of this report.

ITEM 2.	DESCRIPTION OF PROPERTY

In May 2005, Grem signed an agreement on a manufacturing facility in Northeast Indiana, located at 19020 State Road 1, Spencerville, Indiana 46877. This location became the location of Grem’s main office and production facility. The building is approximately 12,500 square feet and is located on just over two acres of land. Since the Company is still in its beginning operations, our President, Ed Miers, secured the lease of the facility. The approximate rent is $2,300 a month. When the Company moved into its new facility in March 2006, we gave notice to terminate the lease but have an obligation to continue to make rent payments through May 31, 2006.

During the fourth quarter of 2005, we purchased a 40,000 square building at 315 E. Wallace Street, Fort Wayne, IN from Taylor Ventures, LLC (“Taylor”). We issued 273,000,000 shares of restricted common stock for a book value of $300,300. As part of the executed documents was a mortgage guaranteeing a value of $300,000 on or before November 8, 2008 to Taylor. We allowed current tenants that had leases in the facility to remain and intend to continue renting to two of the current tenants over the course of next year. We moved our operations to this facility in March 2006. We believe this facility will accommodate our needs as we move toward our goal of mass production of our products.

As a result of our method of operations and business plan, we do not require full time personnel to conduct our business. At present, management and consulting services are provided by outside firms or independent contractors on an as needed basis. In the future we anticipate requiring additional personnel; however it is unknown at this time how many individuals will be required.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

Our common stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotations Bulletin Board System, under the symbol “GRMU”. Our common stock began quotation on the OTC Bulletin Board on February 21, 2001 under the trading symbol “LCCP.” On September 8, 2003, following our name change to “Global Business Markets, Inc”, we began quotation under the symbol “GBMI”. On November 2, 2004, following a symbol change, we began quotation under the symbol “GBMK.” On December 29, 2004, following our name change to “GREM USA”, we began quotation under the current symbol “GRMU.”

On October 22, 2004, our board approved a reverse spilt of all of our issued and outstanding shares of common stock as of November 2, 2004 in the ratio of 1 for 200. The stock ledger was recalculated to reflect this reverse spilt and any fractional shares were rounded to the next whole share. This recalculation resulted in the issuance of a minimal number of additional shares due to the rounding to the next whole share.

On November 10, 2004, our board approved an increase in authorized shares of common stock from 120,000,000 shares to 5,000,000,000 authorized shares. The amendment to the articles of incorporation to increase the total number of authorized shares of common stock was approved at the stockholder meeting held on December 29, 2004.

The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
1st Quarter	$0.028	$0.002	$0.009	$0.0007
2nd Quarter	$0.0135	$0.0016	$0.008	$0.0004
3rd Quarter	$0.0038	$0.001	$0.0005	$0.0001
4th Quarter	$0.001	$0.0007	$0.07	$0.0001

(b) Holders of Common Stock

As of April 12, 2006, we had approximately 186 stockholders of record of the 3,729,678,764 shares outstanding. As of April 12, 2006, the closing price of GRMU’s shares of common stock was $0.0008 per share.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted various equity compensation plans and registered shares under these plans on Form S-8 to provide compensation to our independent contractors and consultants for their services rendered for the Company. In February 2003, a 2003 benefit plan was adopted, which consisted of 10,000,000 post-spilt shares of common stock. In August 2003, the board adopted the 2003 Benefit Plan of Global Business Markets, Inc., which allowed for the issuance of 60,000,000 post-split shares of common stock under the plan. On February 2, 2004, the board adopted a 2004 Plan, which allowed for the issuance of 7,500,000 post-spilt shares of common stock under the plan.

Although the use of our equity securities was costly to Grem, it enabled us to proceed with our business plan without the required capital necessary to pay our consultants.

The following table is a summary of the 2005 registration statements filed on Form S-8.

Date Form S-8 Filed	Number of Shares Registered	Name of Plan
February 9, 2005	100,000,000 (1)	2004 Plan
May 5, 2005	150,000,000	GREM USA Stock Compensation Plan
August 9, 2005	200,000,000	GREM USA Stock Compensation Plan, as amended
November 18, 2005 (2)	200,000,000	GREM USA Stock Compensation Plan, as amended

(1)

The number of shares reflected in the 10-KSB filed on April 25, 2005 indicating shares registered on the Form S-8 registration statement of February 9, 2005 mistakenly showed an amount reflecting the 200:1 reverse spilt when it should not have. The number shown in this report is the corrected amount of shares registered under the Form S-8.

(2)

On November 15, 2005, Section 6 of the GREM USA Stock Compensation Plan, originally filed on May 5, 2005, was amended, which changed the reserved number of shares allowed for issuance to not exceed 550,000,000.

Recent Issuances of Securities Registered Pursuant to Form S-8

During the fourth quarter of 2005 we issued shares of common stock to various consultant/employees. The following shares were issued in a Registration Statement on Form S-8 filed on August 9, 2005.

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

During the fourth quarter of 2005 we issued shares of common stock to various consultant/employees. The following shares were issued in a Registration Statement on Form S-8 filed on November 18, 2005.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Gregory Reszel	November 22, 2005	5,000,000	$5,000
Steve Carnes	November 22, 2005	27,000,000	$27,000
Evan Weybright	November 22, 2005	20,000,000	$20,000
Catherine Konkle	November 22, 2005	20,000,000	$20,000
Dennis Nartker	November 22, 2005	40,000,000	$40,000
Nathan Weides	November 22, 2005	3,000,000	$3,000
Joshua Harris	November 28, 2005	4,000,000	$4,000
Catherine Konkle	December 8, 2005	5,000,000	$5,500
Bernard Woods	December 8, 2005	3,000,000	$3,300
Samuel Crickard	December 8, 2005	4,000,000	$4,400
Charles Crickard	December 8, 2005	4,000,000	$4,400
Dennis Nartker	December 8, 2005	10,000,000	$11,000
Gregory Reszel	December 8, 2005	4,000,000	$4,400
Dwayne Bruick	December 8, 2005	5,000,000	$5,500
Matthew Lettau	December 8, 2005	14,000,000	$15,400
Dennis Nartker	December 23, 2005	20,000,000	$22,000
Matthew Lettau	December 23, 2005	6,000,000	$6,600

SUBSEQUENT ISSUANCES

The following table is a summary of the 2006 registration statements filed on Form S-8.

Date Form S-8 Filed	Number of Shares Registered	Name of Plan
February 3, 2006	700,000,000 (1)	GREM USA Stock Compensation Plan, as amended
(1)

Section 6 of GREM USA’s Stock Compensation Plan, originally filed on May 5, 2005 was amended, which changed the reserved number of shares allowed for issuance to not exceed 1,250,000,000 from the previously amended amount of 550,000,000.

Subsequent to the year end 2005, we issued shares of common stock to the following employee. These shares were issued in a Registration Statement on Form S-8 filed on November 18, 2005.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Catherine Konkle	February 14, 2006	6,000,000	$4,800

We also issued shares to the following consultants/employees from a Registration Statement on Form S-8 filed on February 3, 2006.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Catherine Konkle	February 14, 2006	15,000,000	$12,000
Dennis Nartker	February 14, 2006	30,000,000	$24,000
Gregory Reszel	February 14, 2006	10,000,000	$8,000
Matthew Lettau	February 14, 2006	10,000,000	$8,000
Joshua Harris	February 14, 2006	3,000,000	$2,400
Steve Carnes	February 14, 2006	150,000,000	$120,000
James Taylor	February 14, 2006	30,000,000	$24,000
Nathan Weides	February 14, 2006	3,000,000	$2,400
Dennis Nartker	February 27, 2006	20,000,000	$16,000
Catherine Konkle	March 2, 2006	20,000,000	$16,000
Dennis Nartker	March 2, 2006	20,000,000	$16,000
Gregory Reszel	March 2, 2006	10,000,000	$8,000
Joshua Harris	March 2, 2006	3,000,000	$2,400
Steve Carnes	March 2, 2006	150,000,000	$120,000
Nathan Weides	March 2, 2006	3,000,000	$2,400
David Peters	March 7, 2006	3,000,000	$2,700

Recent Sales of Unregistered Securities

On October 27, 2005, we issued 5,000,000 shares of restricted common stock to Northern Hills, Inc. as compensation for consulting services. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. Management of Northern Hills was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that management of Northern Hills immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Additionally, management of Northern Hills had the opportunity to speak with our management on several occasions prior to its investment decision.

On November 9, 2005, we issued 273,000,000 shares of restricted common stock to James Patrick Taylor pursuant to executed documents for the purchase of the building from Taylor Ventures, LLC. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. Mr. Taylor was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that Mr. Taylor immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of his investment. Additionally, Mr. Taylor had the opportunity to speak with our management on several occasions prior to his investment decision.

On March 16, 2006, we issued a promissory note for $50,000 to Andra Espinoza with an interest rate of 18% per annum. The note is convertible, at payee’s option into common stock having a market value of $75,000 at the date of conversion.

ITEM 6.	PLAN OF OPERATION.

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our plan of operation should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

We are a Nevada corporation formed on March 26, 1999 under the name “Last Company Clothing, Inc.” which planned to engage in the business of importing and wholesaling a line of clothing to serve the retail trade known as the “action sports” or “extreme” sports industry. After a number of name changes, on December 29, 2004 at our annual meeting of stockholders we approved a change of name to GREM USA. We have repositioned the company as a designer and manufacturer of custom handmade and mass-produced electronic guitars, amplifiers, and accessories.

Plan of Operation

We currently have had minimal operations since we repositioned the company from our previous lines of business to the current plan of guitar manufacturing and have financed all of our operations from loans, and sales of common stock to affiliated parties and private investors. We will continue to sell our common stock to help us complete the development of our first production models. We may need to engage in additional research and development for the purpose of further refining our instruments and simplifying the manufacturing process. We hope to represent a new development respecting one of the world’s oldest and most popular musical instruments, the guitar.

Satisfaction of our cash obligations for the next 12 months.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. During 2005, we received $215,000 in connection with four promissory notes, which carry an interest rate of 10% per annum and are due in 2008. Additionally, on June 10, 2005, we sold 17,000,000 shares of restricted common stock for $8,500. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. Additionally, we will continue to issue stock to our consultants in lieu of making cash payment to consultants. In 2005, we issued consultants shares of our common stock valued at approximately $1,068,300.

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

Gregory Reszel has been continually researching and developing our five initial prototype guitars and at this time we have completed the design of the five prototypes. We will now focus on operations on implementing mass production capabilities once sufficient funds are available, if ever, now that we have successfully moved our operations to our newly purchased building. We expect in the near future to begin selling and shipping these five prototypes. Mr. Reszel however, will continually develop and fine tune our prototypes to constantly improve the quality and sound of the guitar. In 2005, we issued shares of our common stock to Mr. Reszel in exchange for services amounting to $49,000.

Expected purchase or sale of plant and significant equipment.

In the past we relied on Gregory Reszel, who owns a significant amount of equipment and tools that were used in producing our handmade guitars. However, since receiving cash from the issuance of promissory notes and sale of restricted stock, Edward Miers, our president, has spent a significant amount of time locating various pieces of used manufacturing equipment. As we have acquired the equipment we have begun to retool, which will allow us to increase our efficiency as well as increase production time of the guitars. Some of the equipment we have purchased during the last year is: a clamp carrier, a rip saw, a planer, a router, and a CNC machine.

All of the equipment is meant to position the Company and establish the capabilities for mass production of our guitars. Previously, we were able to finance all equipment and items currently being used in our previous building from American Molded Products, who is also the entity that we leased the building from, located in Spencerville, Indiana. We continue to make monthly payments on this equipment and have since relocated the equipment to our new building. Once revenues are generated, we anticipate purchasing additional equipment to further enhance our production capabilities. If we are able to generate revenues, we may purchase additional equipment such as routers, which generate automated rough cuts of our prototypes and fine tunes the quality, efficiency, and precision of our guitars.

During the last quarter of 2005, we purchased a 40,000 square building in Fort Wayne, IN for 273 million shares of our restricted common stock, valued at $300,300. We believe this facility will accommodate our needs as we move toward our goal of mass production of our products. We moved our operations to this new facility in March of 2006 and hope to have all the equipment completely installed by the end of May 2006.

Significant changes in the number of employees.

As of December 31, 2005, we had no employees, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

As a company with minimal operations and not having generated revenues, we do not have the cash flow to operate our business. We are dependent on a combination of borrowed funds, the sale of our restricted common stock, and the issuance of unrestricted common stock registered under S-8 to facilitate our cash requirements. Until such time as we generate revenues, if at all, we plan to accrue the money expensed by Mr. Miers and will compensate him with either stock or cash when available.

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

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of product sales, and will be required to obtain additional financing to fund operations through common stock offerings and debt financing to the extent necessary to provide working capital.

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

We have no operating history for you to use to evaluate our business. We have devoted almost all of our efforts to the repositioning our company as a designer and manufacturer of custom handmade and mass-produced electronic guitars, amplifiers and accessories. We are in an early stage in our development and it is possible that our products may not sell in the volumes or at the prices that we anticipate, if at all. If that occurs, we would receive less than the projected income from sales of products and our profitability would suffer.

Our future success is dependent on the performance and continued service of Edward Miers, and our ability to attract and retain skilled personnel.

Our performance and future operating results are substantially dependent on the continued service and performance of Edward Miers, our sole officer and sole director. To the extent that Mr. Miers’ services become unavailable, our business and prospects may be adversely affected. Should we not be able to retain Mr. Miers' services, we do not know whether an equally qualified person could be employed to replace Mr. Miers. If we are successful in implementing and developing our business, it will require additional managerial and technical personnel. Competition for highly qualified personnel is intense, and we cannot be assured that we can recruit key employees or that we will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of our consultants or Mr. Miers and the potential inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on our financial condition, operating results, and cash flows.

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

Risks Related To Our Financial Condition

We have not accounted for the withholding of federal or state taxes upon the issuance of common stock for services rendered by our officer, employees and consultants, which may subject us to substantial tax liabilities, including penalties and interest.

In 2005, the Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

The Company has based its decision not to withhold taxes on the belief such shares of common stock were issued in connection with the performance of services by true consultants and not by employees, and, as such, are not subject to tax withholding requirements. There can be no assurance, however, that the IRS or state taxing authorities will agree with the Company’s position and will not assert that the Company is liable for the failure to withhold income and employment taxes with respect to the issuance of common stock services. If the Company became liable for the failure to withhold taxes on the issuances, the aggregate potential liability, exclusive of any interest or penalties, would have a material impact on the Company and its results of operations.

The Company has not recognized accruals for the potential withholding taxes, penalties and/or interest that may be imposed with respect to the withholding tax issues. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing stockholders will suffer substantial dilution.

We will require additional funds to initiate our sales and marketing activities. We anticipate that we will require additional funds for our continued operations for the next twelve months, depending on revenues, if and when we become fully operational. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing will involve substantial dilution to our then existing stockholders.

We expect a substantial increase in expenses and may not achieve significant profitability, this may cause our stock price to fall.

Because we are in the early stage of operations, we expect to continue to incur operating losses and to have a negative cash flow unless and until we are able to generate revenues and reach profitability. We expect that during the next twelve months, as we try to develop and launch our products; our operating expenses will be increasing, especially in the areas of development, sales and marketing and brand promotion. We anticipate that we will have to incur substantial costs and expenses related to:

•	hiring additional executive and administrative personnel, and additional product development personnel;
•	continued development of our guitars and the development of proposed accessory products;
•	advertising, marketing, and promotional activities.

The extent of our losses in the future will depend on our ability to commence commercial operations and generate revenues on a profitable basis. To do so, we will have to develop and implement successful manufacturing, sales, and marketing programs for our guitars. No assurance can be given that we will be able to achieve this objective or that, if this objective is achieved, that we will ever be profitable. Our ability to achieve sustained profitability will depend on our ability to generate and sustain revenues while maintaining reasonable expense levels. Although we intend to increase our spending on the activities listed above, these efforts may not result in the generation of sufficient revenues. If revenues are not generated, this may have a subsequent impact on our stock price.

We are subject to a working capital deficit, which means that our current assets on December 31, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2005 by $1,475,996. As of December 31, 2005, we had $51,862 in current assets. Current assets are assets that are expected to be converted to cash within one year. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations. If we fail to establish profitable operations and continue to incur losses; the price of our common stock could be expected to fall.

We have not received advice from tax counsel as to the status of Mr. Miers as an independent contractor versus an employee, and as the result we may be subject to liability for employment taxes, interest, and penalties.

Our President, Mr. Miers, has received income from us in the form of cash and stock wherein we have not held back employment taxes as the result of treating Mr. Miers as an independent contractor. If we have classified Mr. Miers as a non-employee incorrectly, and have no reasonable basis for treating Mr. Miers as an independent contractor, then in that event we may be held liable for employment taxes, interest, and penalties for the payments made to Mr. Miers.

We received an opinion from our accountants which raises doubt about our ability to continue as a Going Concern.

Our audited financial statements for the year ended December 31, 2005, which are included in this filing, indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

Our common stock currently trades on a limited basis on the OTC Bulletin Board. The market price of our common stock could fluctuate substantially due to a variety of factors, including our inability to generate revenues or profits, market perception of our ability to achieve our planned growth, quarterly operating results of other companies, trading volume in our common stock, changes in general conditions in the economy, the amount of our executive compensation, and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our common shares are currently quoted for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies, especially those with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our sole director and executive officer, Mr. Edward Miers, beneficially owns approximately 55.4% of our common stock.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-13 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 26, 2005, we were informed of the acquisition of Michael Johnson & Co., LLC by Jaspers + Hall, PC and formally appointed Jaspers + Hall as our independent certified public accountants. The change in accountants was only the result of the acquisition of Michael Johnson & Co. by Jaspers + Hall.

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

We have had no disagreements with our current independent auditors, Jaspers + Hall, PC, on accounting or financial disclosures.

ITEM 8A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report, Mr. Edward Miers, our sole officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Miers, concluded that our disclosure controls and procedures are effective. However, we have failed to respond to a SEC comment letter dated September 16, 2005, wherein the SEC has raised comments on certain of our disclosures made in our 2004 Form 10-KSB and second quarter Form 10-QSB for the quarter ended June 30, 2005. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

Since the Company’s inception there have been several name changes. Although, the name changes were properly reflected in filings made with the State of Nevada, not all of the name changes were in accordance with the rules promulgated under Section 14 of the Securities Exchange Act of 1934, as amended. The following name changes did not satisfy the rules under Section 14 and were done without stockholder approval: Last Clothing Company, Inc. to MIVI Biomedical Technologies; Core Solutions, Inc. to Sunshine Ventures, Inc.; Sunshine Ventures, Inc. to Christine Precious Petals, Inc.; and Christine Precious Petals, Inc. to Global Business Markets, Inc. At this time, the Company is unaware of any consequences of the actions taken above; however, should a problem arise or the SEC seek potential violations against the Company, it may have a material adverse effect on our operations.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the sole officer and director of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held
Edward Miers	42	CEO, President, Principal Accounting Officer, Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Edward Miers, age 42, has been the Chief Executive Officer, President, Secretary/Treasurer and Director of the Company since July 29, 2003. Prior to that, Mr. Miers owned and operated Research Capital Group, Inc., a private company, from 2002 until 2004. From 1999 until 2002, he owned and operated Diablo Stocks, Inc., also a private company. During the 1980s, Mr. Miers operated two private business ventures related to the music industry, Miers Systems, Inc. and Summit Sound, Inc. Miers Systems produced audio amplifiers and Summit Sound was a retailer of guitars, amplifiers, and professional audio equipment. Mr. Miers has not in the past and does not currently serve on the board of directors for any other public company.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) nor is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2005, Edward Miers filed all forms 3, forms 4 and forms 5 on a timely basis.

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

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interest.

ITEM 10.	EXECUTIVE COMPENSATION

(a) General

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the most recent fiscal year ending December 31, 2005 and for the fiscal years ending December 31, 2004 and 2003. The remuneration described in the table does not include the cost of GREM USA’s benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of GREM USA’s business.

(b) Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts	All other compen-sation
					Restricted Stock	Options	LTIP Payouts
Edward Miers (1) Chief Executive Officer and President	2005 2004 2003	$1,200,000 (2) $300,000 (3) $-0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 88,000,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Christine Favara, Former CEO and President	2003	$-0-	-0-	2,500 Shares	-0-	-0-	-0-	-0-

Tracey Haggerty, Former Secretary/ Treasurer	2003	$44,000	-0-	-0-	-0-	-0-	-0-	-0-
Gregory Chimelewski, Former Vice-President	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
(1)	Mr. Edward Miers became the sole officer and director on July 29, 2003.
(2)

During the fiscal year ended December 31, 2005 our sole officer and director did not receive cash compensation for his services, however, he did receive 1,000,000,000 restricted shares of the Company’s common stock, on May 2, 2005, valued at $300,000 as partial compensation for his services during 2005. Mr. Miers has accrued his remaining salary for 2005.

(3)

During the fiscal year ended December 31, 2004 our sole officer and director did not receive cash compensation for his services as an officer or director, however, on February 10, 2005, he did receive 1,000,000,000 shares of the Company’s common stock as compensation for his services during 2004. The shares were valued at $300,000.

Consultants Compensation

Due to our lack of cash and inability to generate revenues at this point in time, we have utilized the services of consultants, whom have received stock for compensation. The following consultants received stock for compensation in excess of $100,000.

Name of Consultant	Amount of Shares Issued	Value of Shares	Type of Services
Dennis Nartker	148,000,000	$229,700	Manufacturing and Production Services
Bernard Woods	88,000,000	$179,800	Manufacturing and Production Services
Evan Weybright	85,500,000	$154,000	Manufacturing and Production Services
Steve Carnes	104,000,000	$140,000	Management and M&A Services
Catherine Konkle	81,000,000	$113,000	General Business Services

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established, our sole director, Edward Miers, will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 12, 2006, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

The percentage of beneficial ownership for the following table is based on 3,729,678,764 shares of common stock outstanding as of April 12, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 12, 2006 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name and Address of Beneficial Owner (1), Officer, or Director	Number of Shares	Percent of Ownership (2)
Edward Miers President, CEO, Secretary, Treasurer, Director	2,064,953,210	55.4%

James Patrick Taylor	273,000,000	7.3%

Dave and Kathleen King Joint Trust (3)	197,000,000	5.3%

Total of all Officers, Directors, and Beneficial Owners	2,490,681,423	68%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). All addresses are care of the Company, 315 E. Wallace Street, Fort Wayne, Indiana 46803.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Mr. Dave and Kathleen King have voting power of the stock held in their trust.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 29, 2003, Christine Favara, sold her controlling interest in the Company to Edward Miers on terms set forth in the Stock Purchase Agreement, which was attached to the Form 8-K filed on August 11, 2003. In exchange for the controlling interest owned by Christine Favara, Edward Meirs paid consideration equal to $50,000 as set forth in the Stock Purchase Agreement.

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

We are and will continue to be dependent on our sole officer and director, Ed Miers, to provide services and cash until we are able to generate revenues. Until such time, we plan to accrue the money expensed by Mr. Miers and will compensate him with either stock or cash when available. On February 10, 2005, Mr. Miers received 1,000,000,000 shares of restricted common stock as satisfaction for $300,000 of his accrued salary for 2004. Mr. Miers received another 1,000,000,000 shares of restricted common stock as satisfaction for $300,000 of his accrued $1.2 million salary for 2005.

ITEM 13.	EXHIBITS.

Exhibit Number	Description
2.1	Plan of Reorganization between Last Company Clothing Inc. and Premier ASP Inc. dated February 23, 2001 (Incorporated by reference to the exhibits to Form 8-K filed on April 25, 2001)
2.2

Plan of Reorganization between Premier Axium ASP Inc. and all of the stockholders of The Savvy Employer Inc. dated July 16, 2001 (Incorporated by reference to the exhibits to Form 10-QSB filed on August 23, 2001)

2.3

Plan of Reorganization between Premier Axium ASP Inc. and all of the stockholders of Active Employment Solutions Inc. dated July 16, 2001 (Incorporated by reference to the exhibits to Form 10-QSB filed on August 23, 2001)

3(i).1	Articles of Incorporation dated March 26, 1999 (Incorporated by reference to the exhibits to Form 10-SB filed on May 8, 2000)
3(i).2	Certificate of Amendment to Articles of Incorporation dated July 12, 2000 (Incorporated by reference to the exhibits to Form S-8 filed on January 30, 2002)
3(i).3	Certificate of Amendment to Articles of Incorporation dated October 5, 2000 (Incorporated by reference to the exhibits to Form 10-KSB filed on February 9, 2001)
3(i).4	Certificate of Amendment to Articles of Incorporation dated November 16, 2000 (Incorporated by reference to the exhibits to Form S-8 filed on January 30, 2002)
3(i).5	Certificate of Amendment to Articles of Incorporation dated March 26, 2001 (Incorporated by reference to the exhibits to Form S-8 filed on January 30, 2002)
3(i).6	Certificate of Amendment to Articles of Incorporation dated August 10, 2002 (Incorporated by reference to the exhibits to Form 14C filed on July 24, 2002)
3(ii).1	Bylaws dated March 25, 1999 (Incorporated by reference to the exhibits to Form 10-SB filed on May 8, 2000)

10.1	2005 Stock Option Plan dated April 29, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on August 9, 2005)
10.2	Amendment to 2005 Stock Option Plan dated January 30, 2006 (Incorporated by reference to the exhibits to Form S-8 filed on February 3, 2006)
10.3	Amendment to 2005 Stock Option Plan dated November 15, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on November 18, 2005)
10.4	2004 Stock Compensation Plan dated February 2, 2004 (Incorporated by reverence to the exhibits to Form S-8 filed on February 13, 2004)
10.5	2003 Benefit Plan dated February 22, 2003 (Incorporated by reverence to the exhibits to Form S-8 filed on March 4, 2003)
10.6	2002 Benefit Plan dated June 26, 2002 (Incorporated by reverence to the exhibits to Form S-8 filed on July 11, 2002)
10.7	2001 Restricted Share Plan (Incorporated by reverence to the exhibits to Form S-8 filed on January 1, 2002)
10.8	Memorandum of Understanding between the Company and Taylor Ventures, LLC dated September 12, 2002 (Incorporated by reverence to the exhibits to Form 10-QSB filed on November 14, 2005)
10.9	Real Estate Mortgage between the Company and Taylor Ventures, LLC dated November 9, 2005 (Incorporated by reverence to the exhibits to Form 10-QSB filed on November 14, 2005)
31*	Certification of Ed Miers pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Ed Miers pursuant to Section 906 of the Sarbanes-Oxley Act

*Filed Herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Michael Johnson & Co. LLC, for the 2004 audit of our financial statements or services and the review of the financial statements included in the registrant’s Form 10-QSB for the beginning of 2005 that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2005 and 2004 were $1,500 and $7,500, respectively.

The aggregate fees billed for the fiscal year ended December 31, 2005, for professional services rendered by Jaspers + Hall, PC, for the 2005 audit and for the registrant's financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 was $6,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2005, for assurance and related services by Jaspers + Hall PC, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2005 were $-0-.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004, for professional services rendered by Jaspers + Hall, PC and Michael Johnson & Co. LLC, for tax compliance, tax advice, and tax planning, for those fiscal years were included in the audit and review fees. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004, for products and services provided by Jaspers + Hall, PC and Michael Johnson & Co. LLC, other than those services reported above, for those fiscal years were $-0- and $-0-, respectively.

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

By:/s/ Edward Miers

Edward Miers, President/Director

Dated: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Edward Miers	CEO/President /Principal	April 17, 2006
Accounting Officer
Edward Miers	Director

TABLE OF CONTENTS

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors

GREM USA

We have audited the accompanying balance sheet of GREM USA, as of December 31, 2005 and the related statement of operations, cash flows, and changes in stockholders’ deficit for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GREM USA. at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 2004, were audited by other accountants, whose report dated April 12, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exists which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

Denver, Colorado

March 31, 2006

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors

GREM USA

We have audited the accompanying balance sheets of GREM USA, formerly known as Global Business Markets, Inc. as of December 31, 2004 and 2003 and the related statements of operations, cash flows, and changes in stockholders’ deficit for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GREM USA. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exists which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Michael Johnson & Company LLC

Denver, Colorado

April 12, 2005

GREM USA

Balance Sheets

December 31, 2005 and 2004

ASSETS	2005	2004

Current Assets
Cash	$44,928	$ -
Accounts receivable	2,800	-
Deposits	4,134	-
Total Currents Assets	51,862	-

Property and Equipments:
Land	15,000	-
Building	285,300	-
Equipment	100,350	-
Total Property and Equipment	400,350	-
Less accumulated depreciation	(7,915)	-
Net Property and Equipment	392,735	-

TOTAL ASSETS	$ 444,597	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 617,267	$ 605,477
Accrued salary	900,000	300,000
Notes payable	10,591	-
Total Current Liabilities	1,527,858	905,477

Long-term liabilities:
Notes payable	220,622	-
Total long-term liabilities	220,622	-

TOTAL LIABILITIES	1,748,480	905,477

Stockholders' Deficit:
Common stock, par value $.001, 5,000,000,000 shares authorized: 3,243,678,764 and 119,678,764 issued and outstanding at December 31, 2005 and 2004, respectively	3,243,678	119,678
Additional paid-in capital	29,023,634	30,153,534
Accumulated deficit	(33,571,195)	(31,178,689)
Total Stockholders' Deficit	(1,303,883)	(905,477)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 444,597	$ -

The accompanying notes are an integral part of these financials statements.

GREM USA

Statements of Operations

For the Years Ended December 31, 2005 and 2004

	2005	2004

REVENUES	$ -	$ -

EXPENSES:
Management compensation	1,200,000	300,000
Consulting fees	1,068,300	1,702,300
Other selling, general and administrative exp.	109,494	205
Depreciation	7,915	-
Total Operating Expenses	2,385,709	2,002,505

OTHER REVENUES & EXPENSES:
Interest income	1,530	-
Interest expense	(14,112)	-
Other income	5,785	-
Total Other Revenues & Expenses	(6,797)	-

NET LOSS	$ (2,392,506)	$ (2,002,505)

Per share information
Weighted average number
of common shares outstanding	2,958,428,764	111,342,148

Basic Loss per common share	$ (0.0008)	$ (0.02)

Diluted Loss per common share	$ (0.0008)	$ (0.02)

The accompanying notes are an integral part of these financials statements.

GREM USA

Statements of Changes in Stockholders’ Deficiency

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance – December 31, 2002	950	$ 1	$ 25,589,221	$ (26,227,014)	$ (637,792)

Issuance of common stock for services	2,050	2	1,024,998	-	1,025,000
Issuance of common stock for services	320	-	160,000	-	160,000
Issuance of common stock for services	5	-	85	-	85
Issuance of common stock for services	10,000,000	10,000	65,000	-	75,000
Issuance of common stock for services	150,000	150	74,850	-	75,000
Issuance of common stock for debt	150,000	150	56,850	-	57,000
Issuance of common stock for services	500,000	500	249,500	-	250,000
Issuance of common stock for services	5,000	5	2,495	-	2,500
Issuance of common stock for services	125,000	125	62,375	-	62,500
Issuance of common stock for services	15,000	15	7,485	-	7,500
Issuance of common stock for services	5,000	5	995	-	1,000
Issuance of common stock for services	60,000	60	11,940	-	12,000
Issuance of common stock for services	65,000	65	23,335	-	23,400
Issuance of common stock for services	80,000,000	80,000	(9,500)	-	70,500
Issuance of common stock for services	5,000,000	5,000	(500)	-	4,500
Issuance of common stock for services	2,500,00	2,500	497,500	-	500,000
Issuance of common stock for services	15,000	15	5,985	-	6,000
Issuance of common stock for services	2,500,000	2,500	497,500	-	500,000
Issuance of common stock for services	200,000	200	91,800	-	92,000
Issuance of common stock for services	125,000	125	57,375	-	57,500
Net loss	-	-	-	(2,949,170)	(2,949,170)
Balance -December 31, 2003	101,418,325	$ 101,418	$ 28,469,289	$ (29,176,184)	$ (605,477)

Issuance of common stock for services	135,000	135	37,665	-	37,800
Issuance of common stock for services	1,225,000	1,225	292,775	-	294,000
Issuance of common stock for services	1,900,000	1,900	340,100	-	342,000
Issuance of common stock for services	1,750,000	1,750	208,250	-	210,000
Issuance of common stock for services	2,750,000	2,750	272,250	-	275,000
Issuance of common stock for services	12,125,000	12,125	487,875	-	500,000
capital contribution	-	-	205	-	205
Issuance of common stock for services	375,000	375	14,625	-	15,000
Issuance of common stock for services	5,000,000	5,000	55,000	-	60,000
Issuance of common stock for services	(7,000,000)	(7,000)	(25,000)	-	(32,000)
Issuance of common stock for services	439	-	500	-	500
Net loss	-	-	-	(2,002,505)	(2,002,505)
Balance - December 31, 2004	119,678,764	$ 119,678	$ 30,153,534	$ (31,178,689)	$ (905,477)

The accompanying notes are an integral part of these financials statements.

GREM USA

Statements of Changes in Stockholders’ Deficiency

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Issuance of common stock for services	1,000,000,000	1,000,000	(700,000)	-	300,000
Issuance of common stock for services	28,000,000	28,000	56,000	-	84,000
Issuance of common stock for services	3,500,000	3,500	7,000	-	10,500
Issuance of common stock for services	15,500,000	15,500	59,500	-	75,000
Issuance of common stock for services	44,000,000	44,000	132,000	-	176,000
Issuance of common stock for services	2,000,000	2,000	6,000	-	8,000
Issuance of common stock for services	12,000,000	12,000	12,000	-	24,000
Issuance of common stock for services	1,000,000,000	1,000,000	(700,000)	-	300,000
Issuance of common stock for services	80,000,000	80,000	(56,000)	-	24,000
Issuance of common stock for services	104,000,000	104,000	52,000	-	156,000
Issuance of common stock for services	100,000,000	100,000	(70,000)	-	30,000
Issuance of common stock for cash	17,000,000	17,000	(8,500)	-	8,500
Issuance of common stock for services	35,000,000	35,000	17,500	-	52,500
Issuance of common stock for services	10,000,000	10,000	5,000	-	15,000
Issuance of common stock for services	110,000,000	110,000	-	-	110,000
Issuance of common stock for services	96,000,000	96,000	21,300	-	117,300
Issuance of common stock for services	273,000,000	273,000	27,300	-	300,300
Issuance of common stock for services	115,000,000	115,000	-	-	115,000
Issuance of common stock for services	4,000,000	4,000	1,500	-	5,500
Issuance of common stock for services	49,000,000	49,000	4,900	-	53,900
Issuance of common stock for services	26,000,000	26,000	2,600	-	28,600
Net loss	-	-	-	(2,392,506)	(2,392,506)
Balance – December 31, 2005	3,243,678,764	$ 3,243,678	$ 29,023,634	$ (33,571,195)	$ (1,303,883)

The accompanying notes are an integral part of these financials statements.

GREM USA

Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities:
Net Loss	$ (2,392,506)	$ (2,002,505)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	7,915	-
Stock issued for services	1,068,300	1,702,300
Stock issued for compensation	600,000	-
Changes in Assets and Liabilities
(Increase) in accounts receivable	(2,800)	-
(Increase) in deposits	(4,134)	-
Increase in accounts payable	11,790	-
Increase in accrued salary	600,000	300,000
Total adjustments	2,281,071	1,702,300
Net Cash Used in Operating Activities		(205)

Cash Flows from Investing Activities
Purchase of fixed assets	(100,350)	-
Cash Flows Used in Investing Activities	(100,350)	-

Cash Flows from Financing Activities:
Stock issued for cash	25,500	-
Proceeds (payments) from notes payable - net	231,213	-
Capital contribution	-	205
Cash Flows Provided by Financing Activities	256,713	205

Net Increase (Decrease) in cash and cash equivalents	44,928	-

Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$ 44,928	$ -

Supplemental information:
Cash paid for interest	$ 14,811	$ -
Cash paid for income taxes	$ -	$ -

Supplemental schedule of non-cash investing and financing Activities:
Stock issued for building and land – 273,000,000 shares	300,300

The accompanying notes are an integral part of these financials statements.

GREM USA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

NOTE 1 -GENERAL

Nature of Business

GREM USA (the Company) was incorporated in the state of Nevada on March 26, 1999 under the name of Last Company Clothing, Inc. In February 2001, the shareholders of Last Company Clothing, Inc, entered into an Agreement and Plan of Merger with Premier ASP, In, and their stockholders whereby LCC acquired 100% of Premier ASP. Inc. stock and subsequently changed its name to Premier Axium Asp. Inc. in March 2001. On August 9, 2002, the Company changed its name to Core Solutions, Inc. On May 2, 2003, the Company changed its name to Sunshine Ventures, Inc. On May 30, 2003, the Company changed its name to Christine’s Precious Petal, Inc. On July 29, 2003, the Company changed its name to Global Business Markets, Inc. On December 29, 2004, the Company changed its name to GREM USA. GREM USA is in the development stage as a designer and manufacturer of custom handmade and mass-produced electric guitars, amplifiers, and accessories.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant losses. As of December 31, 2005, the current liabilities exceed the current assets by $1,475,996. As shown in the financial statements, the Company incurred a net loss of $2,392,506 for year then ended.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred. Depreciation expense for the year ended December 31, 2005 was $7,915.

GREM USA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

INCOME TAXES

Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount and assets and liabilities and their tax basis.

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. In the year ended December 31, 2005, advertising costs were immaterial.

FAIR VALUE OF FINANICIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. The fair value of long-term payables was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates their carrying amounts as of December 31, 2005.

LONG-LIVED ASSETS

SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined an impairment loss was needed to be recognized for applicable assets of continuing operations in 2005.

STOCK BASED COMPENSATION

SFAS No. 123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R’) allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123R, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

The Company has adopted for footnote disclosure purposes SFAS No. 123R, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Transactions in which goods or services are received form non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

LOSS PER SHARE

SFAS No. 128, “Earnings Per Share” requires presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding and all shares held in

GREM USA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

treasury during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2004 and 2003, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.

SEGMENT DISCLOSURE

SFAS No 131, “Disclosure about Segments of an Enterprise and Related Information’ changes the way public companies report information about segments, SFAS No. 131, which is based on the selected segment products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 and has determined it has only one reportable segment as of December 31, 2005.

NOTE 3- NOTES PAYABLE

Notes payable at December 31, 2005, consisted of the following:

Note payable to individual, 10% rate, maturing April 2008, Unsecured	$150,000
Note payable to individual, 10% rate, maturing May 2008, Unsecured	30,000
Note payable to individual, 10% rate, maturing May 2008, Unsecured	20,000
Note payable to individual, 10% rate, maturing May 2008, Unsecured	15,000
Note payable to company, 8% rate, maturing June 2007, Unsecured, payable in monthly installments of $958.82	16,213
231,213
Less current portion of long-term debt	(10,591)
Total long-term debt	$220,622

Future maturities of long-term debt are as follows as of December 31, 2005:

2006	$10,591
2007	5,622
2008	215,000

NOTE 4- INCOME TAXES

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

Deferred tax assets:
Net operating loss carryforwards	$33,571,195
Valuation allowance for deferred tax assets	(33,571,195)
Net deferred tax assets	$ -

GREM USA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2005, the Company had net operating loss carryforwards of $33,571,195 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 5- CAPITAL STOCK TRANSACTIONS

The authorized common stock of the Company consists of 100,000,000 shares with par value of $.001. On July 5, 2002, the Company’s Board of Directors declared a 10,000-for-one reverse stock split of outstanding common stock payable at July 5, 2002. On May 9, 2003, the Company’s Board of Directors declared a 25,000 for-1 reverse split of the outstanding common stock payable at May 9, 2003. On November 1, the Company’s Board of Directors declared a 200-for-one reverse tock split of outstanding common stock payable at November 1, 2004. On December 29, 2004, the Company’s Board of Directors and stockholders approved increasing the total number of authorized shares of common stock from 125,000,000 shares to 5,000,000,000.

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

The following stock transactions occurred during the year ended December 31, 2005:

On February 2, 2005, the Company issued 1,000,000,000 restricted shares of its $0.001 par value common stock valued at $300,000 to its president, Ed Miers.

In February 2005, the Company issued 47,000,000 unrestricted shares of its $0.001 par value common stock valued at $169,500 to six consultants, pursuant to consulting agreements.

In March 2005, the Company issued 46,000,000 unrestricted shares of its $0.001 par value common stock valued at $184,000 to six consultants, pursuant to consulting agreements.

In April 2005, the Company issued 12,000,000 unrestricted shares of its $0.001 par value common stock valued at $24,000 to one consultant, pursuant to a consulting agreement.

In May 2005, the Company issued 80,000,000 restricted shares of its $0.001 par value common stock valued at $24,000 to one consultant, pursuant to a consulting agreement.

In May 2005, the Company issued 1,000,000,000 restricted shares of its $0.001 par value common stock valued at $300,000 to its president, for salary, pursuant to an employment agreement.

In June 2005, the Company issued 104,000,000 unrestricted shares of its $0.001 par value common stock valued at $156,000 to twelve consultants, pursuant to consulting agreements.

In August 2005, the Company issued 45,000,000 unrestricted shares of its $0.001 par value common stock valued at $67,500, to four consultants, pursuant to consulting agreements.

In August 2005, the Company also issued 17,000,000 restricted shares of its $0.001 par value common stock valued at $8,500 for cash.

GREM USA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

In August 2005, the Company also issued 100,000,000 restricted shares of its $0.001 par value common stock valued at $30,000, to one consultant, pursuant to a consulting agreement.

In September 2005, the Company issued 110,000,000 unrestricted shares of its $0.001 par value common stock valued at $110,000, to five consultants, pursuant to consulting agreements.

In October 2005, the Company issued 27,000,000 unrestricted shares of its $0.001 par value common stock valued at $34,500, to four consultants, pursuant to consulting agreements.

In November 2005, the Company issued 188,000,000 unrestricted shares of its $0.001 par value common stock valued at $201,800, to thirteen consultants, pursuant to consulting agreements.

In November 2005, the Company also issued 273,000,000 restricted shares of its $0.001 par value common stock valued at $300,300, to purchase land and a building.

In December 2005, the Company issued 75,000,000 unrestricted shares of its $0.001 par value common stock valued at $82,500, to ten consultants, pursuant to consulting agreements.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Management Services Contract

In January 2005, the Company entered into a two-year management services contract to pay its president a salary of $1,200,000 per year.

Rental Lease Agreement

In May 2005, the Company entered into a one year rental lease agreement for its manufacturing facility. The rental lease agreement is payable in monthly installments of $2,300 and expires in May 2006.

NOTE 7 – FINANCIAL ACCOUNTING DEVELOPMENTS

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The

GREM USA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections"

("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.