Form 10QSB
period 2006-03-31
GREM USA
filed 2006-05-22
CIK 1084983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30567

GREM USA

(Exact name of small business issuer as specified in its charter)

Nevada	61-1427156
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

315 E. Wallace Street

Fort Wayne, Indiana 46803

(Address of principal executive offices)

(260) 456-2354

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 10, 2006, was 4,787,821,621 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

1

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GREM USA, Inc.

We have reviewed the accompanying balance sheet of GREM USA, Inc. as of March 31, 2006 and the related statements of operations and cash flows for the three-months then ended. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

Denver, Colorado

May 5, 2006

GREM USA

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2006	2005
		(audited)
ASSETS
Current Assets
Cash	$46,296	$44,928
Accounts receivable	2,915	2,800
Deposits	5,151	4,134
Total Currents Assets	54,362	51,862

Property and Equipment:
Land	15,000	15,000
Building	285,300	285,300
Equipment	103,000	100,350
Total Property and Equipment	403,300	400,650
Less accumulated depreciation	(14,118)	(7,915)
Net Property and Equipment	389,182	392,735

TOTAL ASSETS	$443,544	$444,597

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable Core Solutions	$605,477	$605,477
Accounts payable	2,315	11,790
Accrued management services	1,200,000	900,000
Convertible Note payable	50,000	-
Notes payable	10,805	10,591
Total Current Liabilities	1,868,597	1,527,858

Long-Term Liabilities:
Notes payable	217,838	220,622
Total Long-term liabilities	217,838	220,622

Total Liabilities	2,086,435	1,748,480

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001, 5,000,000,000 shares authorized: 3,729,678,764 and 3,243,678,764 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	3,729,678	3,243,678
Additional paid-in capital	28,926,734	29,023,634
Accumulated deficit	(34,299,303)	(33,571,195)
Total Stockholders’ Deficiency	(1,642,891)	(1,303,883)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,544	$444,597

See accountants’ review report and accompanying notes to the financial statements.

GREM USA

Statements of Operations

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	For the Three Months Ended March 31
	2006	2005

REVENUES – net	$-	$-

EXPENSES:
Management compensation	300,000	300,000
Consulting fees	389,100	355,000
Other selling, general and administrative expenses	35,328	5,500
Depreciation	6,203	-
Total Operating Expenses	730,631	660,500

OTHER REVENUES & EXPENSES:
Interest Income	99	-
Interest expense	(5,693)	-
Other Income	8,117	-
Total Other Revenues & Expenses	2,523	-

NET LOSS	$(728,108)	$(660,500)

Per share information
Weighted average number of common shares outstanding	3,448,746,180	833,012,097

Basic Loss per common share	$0.00	$0.00

Diluted Loss per common share	$(0.00)	$(0.00)

See accountants’ review report and accompanying notes to the financial statements.

GREM USA

Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(728,108)	$(660,500)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	6,202	-
Stock issued for services	389,100	655,000
Stock issued for compensation	-	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(115)	-
(Increase) in deposits	(1,017)	-
Increase in accounts payable	(9,475)	5,500
Increase in accrued management fee	300,000	-
Total Adjustment	684,695	660,500
Net Cash Used in Operating Activities	(43,413)	-

Cash Flows from Investing Activities
Purchase of fixed assets	(2,650)	-
Cash Flows Used in Investing Activities	(2,650)	-

Cash Flows from Financing Activities:
Stock issued for cash	-	-
Proceeds (payments) from notes payable - net	47,431	-
Capital contribution	-	-
Cash Flows Provided by Financing Activities	47,431	-

Net Increase (Decrease) in cash and cash equivalents	1,368	-

Cash and cash equivalents - beginning of period	44,928	-

Cash and cash equivalents - end of period	$46,296	$-

Supplemental information:
Cash paid for interest	$5,682	$-
Cash paid for income taxes	$-	$-

Shares issued for services	389,100	$655,000
Number of shares issued for services	486,000,000	1,093,000,000

See accountants’ review report and accompanying notes to the financial statements.

GREM USA

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

GREM USA (the Company) was incorporated in the state of Nevada on March 26, 1999 under the name Last Company Clothing, Inc. (“LCC”) In February 2001, LCC entered into an “Agreement and Plan of Merger” with Premier ASP, Inc, whereby LCC acquired 100% of all the outstanding stock of Premier ASP. Inc. and subsequently changed its name to Premier Axium Asp. Inc. On August 9, 2002, the Company changed its name to Core Solutions, Inc. On May 2, 2003, the Company changed its name to Sunshine Ventures, Inc. On May 30, 2003, the Company changed its name to Christine’s Precious Petal, Inc. On July 29, 2003, the Company changed its name to Global Business Markets, Inc. On December 29, 2004, the Company changed its name to GREM USA.

NOTE 2 – GOING CONCERN

The Company has an accumulated deficit as of March 31, 2006 of $34,299,303.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of March 31, 2006, the current liabilities exceed the current assets by $1,814,235. As shown in the financial statements, the Company incurred a net loss of $728,108 for quarter then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

GREM USA

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 3- NOTES PAYABLE AND CONVERTIBLE DEBENTURE

Notes payable at March 31, 2006 consisted of the following:

Unsecured note payable to an individual, interest at 10%, principal and interest due April 2008	$150,000

Unsecured note payable to an individual, interest at 10%, principal and interest due May 2008	30,000

Unsecured note payable to an individual, interest at 10%, principal and interest due May 2008	20,000

Unsecured note payable to a company, interest at 8%, principal and interest due June 2007	15,000

Note payable to a company, interest at 8%, monthly installments of principal and interest in the amount of $959, maturing June 2007	13,643

Total notes payable	228,643
Less current portion	(10,805)
Total long-term debt	$217,838

Convertible note payable

On March 16, 2006, the Company issued a promissory note to an individual in exchange for cash received in the amount of $50,000. The note bears interest at a rate of 18% and is due within ten (10) days of issuance. Pursuant to the terms of the note, the holder may elect to convert the entire note into an equivalent of $75,000 shares of the Company’s $0.001 par value common stock at the date of conversion. As of March 31, 2006, the balance due is $50,000.

The Company has recorded interest expense totaling $5,693 during the three months ended March 31, 2006.

NOTE 4- STOCKHOLDERS EQUITY

The following stock transactions occurred during the three months ended March 31, 2006:

On February 14, 2006, the Company issued 257,000,000 shares of its $0.001 par value common stock to various individuals for consulting services valued at $205,600.

On February 27, 2006, the Company issued 20,000,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $16,000.

GREM USA

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

On March 2, 2006, the Company issued 206,000,000 shares of its $0.001 par value common stock to various individuals for consulting services valued at $164,800.

On March 7, the Company issued 3,000,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $2,700.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three-months ended March 31, 2006, the Company accrued management fees totaling $300,000 for services performed by its President and majority shareholder.

NOTE 6 – SUBSEQUENT EVENTS

On April 20, 2006, the Company issued 201,000,000 shares of its $0.001 par value common stock to various individuals for consulting services valued at $120,600.

On April 21, 2006, an Officer and Director of the Company elected to convert $450,000 of accrued management fees to 750,000,000 shares of the Company’s $0.001 par value common stock.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;

•	our ability to successfully market and sell our products;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	our ability to continue to issue shares of our common stock in exchange for consultant services;

•	our ability to continue to issue shares of our common stock due to the limited number of authorized shares remaining under our Articles of Incorporation, as amended;

•	risks and benefits associated with moving our operations to a new facility;

•	whether we could be deemed a shell company under Rule 12b-2 of the Exchange Act;

•	the unavailability of funds for capital expenditures; and

•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Plan of Operation

We currently have had minimal operations since we repositioned the company from our previous lines of business to the current plan of guitar manufacturing and have financed all of our operations from loans, and sales of common stock to affiliated parties and private investors. We will need to continue to raise additional financing either through debt or equity to help us complete the development of our first production models. We may need to engage in additional research and development for the purpose of further refining our instruments and simplifying the manufacturing process. We hope to represent a new development respecting one of the world’s oldest and most popular musical instruments, the guitar.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2006, the current liabilities exceed the current assets by $1,814,235 and a net loss of $728,108. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Satisfaction of our cash obligations for the next 12 months.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. During 2005, we received $215,000 in connection with four promissory notes, which carry an interest rate of 10% per annum and are due in 2008. Additionally, on June 10, 2005, we sold 17,000,000 shares of restricted common stock for $8,500. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. In the past we have had to issue stock to our consultants in lieu of making cash payment to consultants. In 2005, we issued consultants shares of our common stock on Form S-8 valued at approximately $1,068,300. During the three months ended March 31, 2006, we issued consultants shares of our common stock, registered on Form S-8, valued at approximately $389,100.

On March 16, 2006, we issued a promissory note in exchange for cash in the amount of $50,000. The note bears an interest rate of 18% and was due within 10 days of issuance. Additionally, the holder of the note had the option to convert the entire note into common stock having a market value of $75,000 at the date of conversion. On April 19, 2006, the holder elected to convert the note into 107,142,857 shares of our common stock, which was provided out of the personal stock of our sole officer and director, Edward Miers. We agreed to issue 107,142,857 shares of restricted common stock to Mr. Miers as a reimbursement for his transfer of personal stock to the holder under the terms of the note. Our securities counsel has informed us and Mr. Miers that the personal transfer of stock from Mr. Miers, due to Mr. Miers affiliate status, would start the holding period for purposes of Rule 144 anew. Therefore, any transfer of common stock from Mr. Miers would be a transfer of restricted securities. Based on this information, we have decided to not pursue any further financing through these means.

Summary of any product research and development that we will perform for the term of our plan of operation.

Gregory Reszel has been continually researching and developing our five initial prototype guitars and at this time we have completed the design of the five prototypes. We will now focus on operations on implementing mass production capabilities once sufficient funds are available, if ever, now that we have successfully moved our operations to our newly purchased building. We expect in the near future to begin selling and shipping these five prototypes. Recently, Mr. Reszel changed the neck design on both the Grem Reaper and the Uppercut models from a “glue in” neck to a “neck through” on both models. Mr. Reszel will continually develop and fine tune our prototypes to constantly improve the quality and sound of the guitar. In 2005, we issued shares of our common stock to Mr. Reszel in exchange for services amounting to $49,000. Further, during the quarter ended March 31, 2006, Mr. Reszel was issued additional shares of common stock in exchange for $6,000 in services.

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

During the last quarter of 2005, we purchased a 40,000 square building in Fort Wayne, IN for 273 million shares of our restricted common stock, valued at $300,300. We believe this facility will accommodate our needs as we move toward our goal of mass production of our products. We moved our operations to this new facility in March of 2006. Subsequent to March 31, 2006, we completed the office space in this new facility and began the assembly of a 50 ft. by 30 ft. kiln for drying wood and a paint booth for the guitars. We hope to have all the equipment completely installed by the end of May 2006.

Significant changes in the number of employees.

As of March 31, 2006, we had no employees, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

As a company with minimal operations and not having generated revenues, we do not have the cash flow to operate our business. In the past we have been dependent on a combination of borrowed funds, the sale of our restricted common stock, and the issuance of unrestricted common stock registered under S-8 to facilitate our cash requirements. Until such time as we generate revenues, if at all, we plan to accrue the money expensed by Mr. Miers and will compensate him with either stock or cash when available.

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

We have no operating history for you to use to evaluate our business. We have devoted almost all of our efforts to the repositioning our company as a designer and manufacturer of custom handmade and mass-produced electronic guitars. We are in an early stage in our development and it is possible that our products may not sell in the volumes or at the prices that we anticipate, if at all. If that occurs, we would receive less than the projected income from sales of products and our profitability would suffer.

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

In 2005 and through the first quarter of 2006, the Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

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

Our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the period ended March 31, 2006 indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

(	Deliver to the customer, and obtain a written receipt for, a disclosure document;
(	Disclose certain price information about the stock;
(	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
(	Send monthly statements to customers with market and price information about the penny stock; and
(	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

The limited number of remaining authorized shares of common stock may limit our ability to issue additional shares of common stock to satisfy our operating expenses.

In the past we have relied on the ability to issue shares of our common stock to satisfy the majority of our operating expenses. We are authorized to issue 5 billion shares of common stock. As of May 10, 2006, we had 4,787,821,621 shares outstanding, which only allows us to issue an additional 212,178,379 shares (approximately $127,000 in value) without amending our Articles of Incorporation. Our inability to issue shares of our common stock to satisfy our working capital needs may be substantially impact our ability to continue to retain the services of consultants and employees.

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

Recent Issuances of Securities Registered Pursuant to Form S-8

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

During the first quarter of 2006, we issued shares of common stock to the following employee. These shares were issued in a Registration Statement on Form S-8 filed on November 18, 2005.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Catherine Konkle	February 14, 2006	6,000,000	$4,800

                We also issued shares to the following consultants from a Registration Statement on Form S-8 filed on February 3, 2006.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Catherine Konkle	February 14, 2006	15,000,000	$12,000
Dennis Nartker	February 14, 2006	30,000,000	$24,000
Gregory Reszel	February 14, 2006	10,000,000	$8,000
Matthew Lettau	February 14, 2006	10,000,000	$8,000
Joshua Harris	February 14, 2006	3,000,000	$2,400
Steve Carnes	February 14, 2006	150,000,000	$120,000
James Taylor	February 14, 2006	30,000,000	$24,000
Nathan Weides	February 14, 2006	3,000,000	$2,400
Dennis Nartker	February 27, 2006	20,000,000	$16,000
Catherine Konkle	March 2, 2006	20,000,000	$16,000
Dennis Nartker	March 2, 2006	20,000,000	$16,000
Gregory Reszel	March 2, 2006	10,000,000	$8,000
Joshua Harris	March 2, 2006	3,000,000	$2,400
Steve Carnes	March 2, 2006	150,000,000	$120,000
Nathan Weides	March 2, 2006	3,000,000	$2,400
David Peters	March 7, 2006	3,000,000	$2,700

Subsequent Issuances

Subsequent to March 31, 2006, we issued shares to the following consultants from a Registration Statement on Form S-8 filed on February 3, 2006.

Person Issued to	Date of Issuance	Number of Shares	Value of Shares
Catherine Konkle	April 20, 2006	10,000,000	$6,000
Dennis Nartker	April 20, 2006	10,000,000	$6,000
Gregory Reszel	April 20, 2006	10,000,000	$6,000
Joshua Harris	April 20, 2006	2,000,000	$1,200
Steve Carnes	April 20, 2006	150,000,000	$90,000
Donald Stoecklein	April 20, 2006	15,000,000	$9,000
Nathan Weides	April 20, 2006	2,000,000	$1,200
David Peters	April 20, 2006	2,000,000	$1,200

Recent Sales of Unregistered Securities

On March 16, 2006, we issued a promissory note for $50,000 to Andra Espinoza with an interest rate of 18% per annum. The note was due within 10 days of issuance and also contained terms allowing it to be convertible, at payee’s option into common stock having a market value of $75,000 at the date of conversion. On April 19, 2006, the note was converted into 107,142,857 shares from the personal shares of our sole officer and director.

Subsequent Issuances

On April 19, 2006, we issued 107,142,857 restricted shares of our common stock, valued at $75,000, to our sole officer and director as reimbursement for his transfer of personal stock to holder of the note under the terms of the promissory note. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as the sole officer and director. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the Company’s financial statements and the 34 Act reports. We reasonably believe that the recipient immediately prior to issuing the shares, had such knowledge and experience in his financial and business matters that he was capable of evaluating the merits and risks of their investment.

On April 21, 2006, we issued 750,000,000 restricted shares of our common stock, valued at $450,000, to our sole officer and director for accrued management fees. As of December 31, 2005, we had accrued $900,000 in management services fees to Mr. Miers and this issuance served as partial payment for his 2005 services. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as the sole officer and director. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the Company’s financial statements and the 34 Act reports. We reasonably believe that the recipient immediately prior to issuing the shares, had such knowledge and experience in his financial and business matters that he was capable of evaluating the merits and risks of their investment.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On April 26, 2006, we issued a press release giving a corporate update surrounding our set up of our new production facility in Fort Wayne, Indiana.

A copy of the press release is attached hereto as Exhibit 99.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Plan of Reorganization between Last Company Clothing Inc. and Premier ASP Inc. dated February 23, 2001 (Incorporated by reference to the exhibits to Form 8-K filed on April 25, 2001)
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

3(i).1	Articles of Incorporation dated March 26, 1999 (Incorporated by reference to the exhibits to Form 10-SB filed on May 8, 2000)
3(i).2	Certificate of Amendment to Articles of Incorporation dated July 12, 2000 (Incorporated by reference to the exhibits to Form S-8 filed on January 30, 2002)
3(i).3	Certificate of Amendment to Articles of Incorporation dated October 5, 2000 (Incorporated by reference to the exhibits to Form 10-KSB filed on February 9, 2001)
3(i).4	Certificate of Amendment to Articles of Incorporation dated November 16, 2000 (Incorporated by reference to the exhibits to Form S-8 filed on January 30, 2002)
3(i).5	Certificate of Amendment to Articles of Incorporation dated March 26, 2001 (Incorporated by reference to the exhibits to Form S-8 filed on January 30, 2002)
3(i).6	Certificate of Amendment to Articles of Incorporation dated August 10, 2002 (Incorporated by reference to the exhibits to Form 14C filed on July 24, 2002)
3(ii).1	Bylaws dated March 25, 1999 (Incorporated by reference to the exhibits to Form 10-SB filed on May 8, 2000)
10.1	2005 Stock Option Plan dated April 29, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on August 9, 2005)
10.2	Amendment to 2005 Stock Option Plan dated January 30, 2006 (Incorporated by reference to the exhibits to Form S-8 filed on February 3, 2006)
10.3	Amendment to 2005 Stock Option Plan dated November 15, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on November 18, 2005)
10.4	2004 Stock Compensation Plan dated February 2, 2004 (Incorporated by reverence to the exhibits to Form S-8 filed on February 13, 2004)
10.5	2003 Benefit Plan dated February 22, 2003 (Incorporated by reverence to the exhibits to Form S-8 filed on March 4, 2003)
10.6	2002 Benefit Plan dated June 26, 2002 (Incorporated by reverence to the exhibits to Form S-8 filed on July 11, 2002)
10.7	2001 Restricted Share Plan (Incorporated by reverence to the exhibits to Form S-8 filed on January 1, 2002)
10.8	Memorandum of Understanding between the Company and Taylor Ventures, LLC dated September 12, 2002 (Incorporated by reverence to the exhibits to Form 10-QSB filed on November 14, 2005)
10.9	Real Estate Mortgage between the Company and Taylor Ventures, LLC dated November 9, 2005 (Incorporated by reverence to the exhibits to Form 10-QSB filed on November 14, 2005)
31*	Certification of Ed Miers pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Ed Miers pursuant to Section 906 of the Sarbanes-Oxley Act
99*	Press Release announcing Grem USA Corporate Update, dated April 26, 2006

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREM USA

(Registrant)

By:/s/ Edward Miers

Edward Miers, Principal Accounting Officer
(On behalf of the registrant and as
principal accounting officer)

Date: May 22, 2006