Form 10QSB
period 2006-06-30
GREM USA
filed 2006-08-14
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended JUNE 30, 2006
                                                                   -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                Commission file number 000-30567
                                                                       ---------

                                    GREM USA
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                          61-1427156
--------------------------------------------------------------------------------
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                  Identification No.)

                              315 E. WALLACE STREET
                            FORT WAYNE, INDIANA 46803
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (260) 456-2354
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 1, 2006, was 4,947,821,621 shares.

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 KENYON AVENUE, SUITE 100
DENVER, CO 80237
303-796-0099


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
 GREM, USA, Inc.

We have reviewed the accompanying balance sheets of GREM, USA, Inc. as of June 30, 2006 and the related statements of operations for the three-months and six-months ended June 30, 2006, and 2005 and related statements of cash flows for the six-months ended June 30, 2006 and 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2006. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Jaspers + Hall, PC
July 28, 2006


                                    GREM USA
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                                          JUNE 30,      DECEMBER 31,
                                                                           2006            2005
                                                                       ------------    ------------
                                                                                        (AUDITED)
ASSETS
Current Assets:
   Cash                                                                $     11,960    $     44,928
   Accounts receivable                                                        5,430           2,800
   Deposits                                                                   2,852           4,134
                                                                       ------------    ------------
      Total Currents Assets                                                  20,242          51,862
                                                                       ------------    ------------
Property and Equipment:
    Land                                                                     15,000          15,000
    Building                                                                285,300         285,300
    Equipment                                                               115,624         100,350
                                                                       ------------    ------------
       Total Property and Equipment                                         415,924         400,650
    Less accumulated depreciation                                           (20,445)         (7,915)
                                                                       ------------    ------------
       Net Property and Equipment                                           395,479         392,735
                                                                       ------------    ------------

TOTAL ASSETS                                                           $    415,721    $    444,597
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable Core Solutions                                     $       --      $    605,477
   Accounts payable                                                          24,789          11,790
   Accrued management services                                            1,500,000         900,000
   Convertible Note payable                                                    --              --
   Current portion of long-term debt                                         11,022          10,591
                                                                       ------------    ------------
      Total Current Liabilities                                           1,535,811       1,527,858
                                                                       ------------    ------------
Long-Term Liabilities:
    Notes payable, long-term portion                                        215,000         220,622
                                                                       ------------    ------------
     Total Long-term liabilities                                            215,000         220,622
                                                                       ------------    ------------
   Total Liabilities                                                      1,750,811       1,748,480
                                                                       ------------    ------------

Stockholders' Equity (Deficiency)
    Common stock, par value $0.001, 5,000,000,000 shares authorized:
4,197,821,621 and 3,243,678,764 issued and outstanding at June 30,
2006 and December 31, 2005, respectively                                  4,197,821       3,243,678
   Additional paid-in capital                                            28,752,091      29,023,634
   Accumulated deficit                                                  (34,285,002)    (33,571,195)
                                                                       ------------    ------------
       Total Stockholders' Deficiency                                    (1,335,090)     (1,303,883)
                                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $    415,721    $    444,597
                                                                       ============    ============


            SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                                  GREM USA
                                          STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                 (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                  JUNE 30,                              JUNE 30,
                                    ----------------------------------    ----------------------------------
                                           2006             2005                 2006              2005
                                    ----------------------------------    ----------------------------------


REVENUES - net                      $         4,749    $          --      $         4,749    $          --

EXPENSES:
 Management compensation                    300,000            600,000            300,000
 Consulting fees                            218,500            204,000            607,600            559,000
 Other selling, general and
    administrative exp                       46,380             27,213             81,708             32,713
 Depreciation                                 6,327               --               12,530               --
                                    ----------------------------------    ----------------------------------
  Total Operating Expenses                  571,207            231,213          1,301,838            891,713
                                    ----------------------------------    ----------------------------------

OTHER REVENUES & EXPENSES:
 Interest income                                 57                426                156                426
 Interest expense                           (30,630)            (1,642)           (36,323)            (1,642)
 Other income                               611,332               --              619,449               --
                                    ----------------------------------    ----------------------------------
  Total Other Revenues & Expenses           580,759             (1,216)           583,282             (1,216)
                                    ----------------------------------    ----------------------------------

NET INCOME (LOSS)                   $        14,301    $      (232,429)   $      (713,807)   $      (892,929)
                                    ==================================    ==================================

Per share information
   Weighted average number
     of common shares outstanding     4,598,011,574      1,946,096,346      4,598,011,574      1,946,096,346
                                    ==================================    ==================================

Basic Loss per common share         $          0.00    $          0.00    $          0.00    $          0.00
                                    ==================================    ==================================
Diluted Loss per common share       $          0.00    $          0.00    $          0.00    $          0.00
                                    ==================================    ==================================




               SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.



                                    GREM USA
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
                                                        ----------------------------------
                                                              2006               2005
                                                        ---------------    ---------------
Cash Flows from Operating Activities:
 Net Loss                                               $      (713,807)   $      (892,929)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation expense                                          12,530                416
   Stock issued for services                                    682,600          1,159,000
   Write-off of accounts payable                               (605,477)              --
  Changes in assets and liabilities:
   (Increase) in inventory                                         --               (3,120)
   (Increase) in accounts receivable                             (2,630)              --
   (Increase) in deposits                                         1,282             (2,300)
   Increase in accounts payable                                  12,999             9,663
   Increase in accrued management fee                           600,000           (300,000)
                                                        ---------------    ---------------
  Total Adjustment                                              701,304            863,243
                                                        ---------------    ---------------
Net Cash Used in Operating Activities                           (12,503)           (29,270)
                                                        ---------------    ---------------

Cash Flows from Investing Activities
 Purchase of fixed assets                                       (15,274)           (55,550)
                                                        ---------------    ---------------
Cash Flows Used in Investing Activities                         (15,274)           (55,550)
                                                        ---------------    ---------------

Cash Flows from Financing Activities:
  Proceeds (payments) from notes payable - net                   (5,191)           244,700
                                                        ---------------    ---------------
Cash Flows (used in) Provided by Financing Activities            (5,191)           244,700
                                                        ---------------    ---------------

Net Increase (Decrease) in cash and cash equivalents            (32,968)           159,880

Cash and cash equivalents - beginning of period                  44,928               --
                                                        ---------------    ---------------

Cash and cash equivalents - end of period               $        11,960    $       159,880
                                                        ===============    ===============

Supplemental information:
   Cash paid for interest                               $         5,682    $          --
                                                        ===============    ===============
   Cash paid for income taxes                           $          --      $          --
                                                        ===============    ===============

   Shares issued for services                                   682,600    $     1,159,000
                                                        ===============    ===============
   Number of shares issued for services                     954,142,857      2,289,000,000
                                                        ===============    ===============



       SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


                                    GREM USA
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION

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


GREM USA (the Company) was incorporated in the state of Nevada on March 26, 1999 under the name Last Company Clothing, Inc. ("LCC"). In February 2001, LCC entered into an "Agreement and Plan of Merger" with Premier ASP, Inc, whereby LCC acquired 100% of all the outstanding stock of Premier ASP. Inc. and subsequently changed its name to Premier Axium Asp. Inc. On August 9, 2002, the Company changed its name to Core Solutions, Inc. On May 2, 2003, the Company changed its name to Sunshine Ventures, Inc. On May 30, 2003, the Company changed its name to Christine's Precious Petal, Inc. On July 29, 2003, the Company changed its name to Global Business Markets, Inc. On December 29, 2004, the Company changed its name to GREM USA.



NOTE 2 - GOING CONCERN

The Company has an accumulated deficit as of June 30, 2006 of $34,285,002. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of June 30, 2006, the current liabilities exceed the current assets by $1,515,569. As shown in the financial statements, the Company incurred a net loss of $713,807 for six months then ended.


The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 3- NOTES PAYABLE AND CONVERTIBLE DEBENTURE

Notes payable at June 30, 2006 consisted of the following:

Unsecured note payable to an individual, interest at 10%,
principal and interest due April 2008                                 $ 150,000

Unsecured  note payable to an individual, interest at 10%,
principal and interest due May 2008                                      30,000

Unsecured  note payable to an individual, interest at 10%,
principal and interest due May 2008                                      20,000

Unsecured  note payable to a company, interest at 8%,
principal and interest due June 2007                                     15,000

Note  payable to a company, interest at 8%, monthly
installments  of  principal  and interest in the
amount of $959, maturing June 2007                                       11,022
                                                                      ---------

Total notes payable                                                     226,022
Less current portion                                                    (11,022)
                                                                      ---------
Total long-term debt                                                  $ 215,000
                                                                      =========

CONVERTIBLE NOTE PAYABLE
On March 16, 2006, the Company issued a promissory note to an individual in exchange for cash received in the amount of $50,000. The note bears interest at a rate of 18% and is due within ten (10) days of issuance. Pursuant to the terms of the note, the holder may elect to convert the entire note into an equivalent of $75,000 shares of the Company's $0.001 par value common stock at the date of conversion. On April 18, 2006, Ed Miers gave 107,142,857 of his personal shares to pay this debt. As of June 30, 2006, the balance due is zero.

For the three and six month periods ended June 30, 2006, the Company has recorded interest expense totaling $30,630 and $36,323, respectively.


NOTE 4- STOCKHOLDERS EQUITY

The following stock transactions occurred during the three months ended June 30, 2006:

On April 19, 2006, the Company issued 107,142,857 shares of its $0.001 par value restricted common stock to Ed Miers to reimburse him for his shares given to pay a defaulted loan.

On April 20, 2006, the Company issued 201,000,000 shares of its $0.001 par value common stock to various individuals for consulting services valued at $120,600.

On April 21, 2006, the Company issued 750,000,000 shares of its $0.001 par value restricted common stock to Ed Miers for a portion of accrued management services for the period April 2005 to September 2005 valued at $450,000.

On May 16, the Company issued 19,000,000 shares of its $0.001 par value common stock to two individuals for consulting services valued at $13,300.

On May 23, 2006, the Company issued 156,000,000 shares of its $0.001 par value common stock to various individuals for consulting services valued at $93,600.

On 6/27/06, the President returned the 750,000,000 shares issued on 4/21/06 valued at $450,000.

On 6/30/06, Donald Stoecklin returned 15,000,000 shares of .001 par value common stock given for consulting services valued at $9,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the three and six month periods ended June 30, 2006, the Company accrued management fees totaling $300,000 and $600,000, respectively, for services performed by its President and majority shareholder.

NOTE 6 - WRITE-OFF OF ACCOUNTS PAYABLE

In June 2006, management determined that one of its acquired payable balances was no longer valid and therefore, the Company wrote off the entire balance of $605,477 and recorded this amount into other income for the quarter ending June 30, 2006.

NOTE 7 - SUBSEQUENT EVENTS

On July 3, 2006, an Officer and Director of the Company elected to convert $375,000 of accrued management fees owed to said Officer into 750,000,000 shares of the Company's $0.001 par value common stock

On July 18, 2006, the Company entered into a mortgage agreement in the amount of $440,000 with Interbay Funding, LLC. Mortgage note payable due in monthly installments starting on September 1, 2006, with interest, collateralized by real property; unpaid principal due August 1, 2021. Mortgage is also personally guaranteed by the Company's CEO. Interest at 9.75%.

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

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect," or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

     o    Our current lack of working capital;
     o    Our ability to successfully market and sell our products;
     o    Deterioration in general or regional economic conditions;
     o Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
     o Our ability to continue to issue shares of our common stock in exchange for consultant services;
     o Our ability to continue to issue shares of our common stock due to the limited number of authorized shares remaining under our Articles of Incorporation, as amended;
     o Risks and benefits associated with moving our operations to a new facility;
     o Whether we could be deemed a shell company under Rule 12b-2 of the Exchange Act;
     o    The unavailability of funds for capital expenditures; and
     o    Operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2006, the current liabilities exceed the current assets by $1,515,569 and a year-to-date net loss of $713,807. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT 12 MONTHS.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. During 2005, we received $215,000 in connection with four promissory notes, which carry an interest rate of 10% per annum and are due in 2008. Additionally, on June 10, 2005, we sold 17,000,000 shares of restricted common stock for $8,500. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. In the past we have had to issue stock to our consultants in lieu of making cash payment to consultants. In 2005, we issued consultants shares of our common stock on Form S-8 valued at approximately $1,068,300. During the three and six months ended June 30, 2006, we issued consultants shares of our common stock, registered on Form S-8, valued at approximately $218,500 and $607,600, respectively.

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

On July 18, 2006, we entered into a mortgage agreement in the amount of $440,000 with Interbay Funding, LLC. Mortgage note payable due in monthly installments starting on September 1, 2006, with interest, collateralized by real property; unpaid principal due August 1, 2021. Mortgage is also personally guaranteed by our CEO, Edward Miers. Interest at 9.75%.

SUMMARY OF ANY PRODUCT RESEARCH AND DEVELOPMENT THAT WE WILL PERFORM FOR THE TERM OF OUR PLAN OF OPERATION.

Gregory Reszel has been continually researching and developing our five initial prototype guitars and at this time we have completed the design of the five prototypes. We will now focus on operations on implementing mass production capabilities once sufficient funds are available, if ever, now that we have successfully moved our operations to our newly purchased building. We expect in the near future to begin selling and shipping these five prototypes. Recently, Mr. Reszel changed the neck design on both the Grem Reaper and the Uppercut models from a "glue in" neck to a "neck through" on both models. Mr. Reszel will continually develop and fine-tune our prototypes to constantly improve the quality and sound of the guitar. In 2005, we issued shares of our common stock to Mr. Reszel in exchange for services amounting to $49,000. Further, during the three and six-month periods ended June 30, 2006, Mr. Reszel was issued additional shares of common stock in exchange for $18,000 and $24,000 in services, respectively.

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

All of the equipment is meant to position the Company and establish the capabilities for mass production of our guitars. Previously, we were able to finance all equipment and items currently being used in our previous building from American Molded Products, who is also the entity that we leased the building from, located in Spencerville, Indiana. We continue to make monthly payments on this equipment and have since relocated the equipment to our new building. Once revenues are generated, we anticipate purchasing additional equipment to further enhance our production capabilities. If we are able to generate revenues, we may purchase additional equipment such as routers, which generate automated rough cuts of our prototypes and fine-tunes the quality, efficiency, and precision of our guitars.

During the last quarter of 2005, we purchased a 40,000 square building in Fort Wayne, IN for 273 million shares of our restricted common stock, valued at $300,300. We believe this facility will accommodate our needs as we move toward our goal of mass production of our products. We moved our operations to this new facility in March of 2006. Subsequent to March 31, 2006, we completed the office space in this new facility and began the assembly of a 50 ft. by 30 ft. kiln for drying wood and a paint booth for the guitars. Substantially all of the equipment has been completely installed as of the end of July 2006.

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES.

As of June 30, 2006, we had no employees, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long-term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

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

Our near term cash requirements are to be offset through the receipt of funds from private placement offerings and the mortgage loan obtained on July 19, 2006 from a private source. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of product sales, and will be required to obtain additional financing to fund operations through common stock offerings and debt financing to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we may be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

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

In 2005 and through the second quarter of 2006, the Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

The Company has based its decision not to withhold taxes on the belief such shares of common stock were issued in connection with the performance of services by true consultants and not by employees, and, as such, are not subject to tax withholding requirements. There can be no assurance, however, that the IRS or state taxing authorities will agree with the Company's position and will not assert that the Company is liable for the failure to withhold income and employment taxes with respect to the issuance of common stock services. If the Company became liable for the failure to withhold taxes on the issuances, the aggregate potential liability, exclusive of any interest or penalties, would have a material impact on the Company and its results of operations.

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

WE EXPECT A SUBSTANTIAL INCREASE IN EXPENSES AND MAY NOT ACHIEVE SIGNIFICANT PROFITABILITY, THIS MAY CAUSE OUR STOCK PRICE TO FALL.

Because we are in the early stage of development, we expect to continue to incur operating losses and to have a negative cash flow unless and until we are able to generate substantial revenues and reach profitability. We expect that during the next twelve months, as we try to develop and launch our products; our operating expenses will be increasing, especially in the areas of development, sales and marketing and brand promotion. We anticipate that we will have to incur substantial costs and expenses related to:

     o hiring additional executive and administrative personnel, and additional product development personnel;
     o continued development of our guitars and the development of proposed accessory products; and
     o    advertising, marketing, and promotional activities.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS WHICH RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the period ended June 30, 2006 indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in our common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

     o Deliver to the customer, and obtain a written receipt for, a disclosure document;
     o    Disclose certain price information about the stock;
     o Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
     o Send monthly statements to customers with market and price information about the penny stock; and
     o In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

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

In the past we have relied on the ability to issue shares of our common stock to satisfy the majority of our operating expenses. We are authorized to issue 5 billion shares of common stock. As of August 1, 2006, we had 4,947,821,621 shares outstanding, which only allows us to issue an additional 52,178,379 shares (approximately $31,000 in value) without amending our Articles of Incorporation. Our inability to issue shares of our common stock to satisfy our working capital needs may be substantially impact our ability to continue to retain the services of consultants and employees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     RECENT ISSUANCES OF SECURITIES REGISTERED PURSUANT TO FORM S-8

         The following table is a summary of the 2006 registration statements filed on Form S-8.


DATE FORM S-8 FILED    NUMBER OF SHARES REGISTERED           NAME OF PLAN
--------------------   ---------------------------   ---------------------------
February 3, 2006             700,000,000 (1)         GREM USA Stock Compensation
                                                       Plan, as amended
May 12, 2006                 190,000,000             GREM USA Stock Compensation
                                                       Plan

(1) Section 6 of GREM USA's Stock Compensation Plan, originally filed on May 5, 2005 was amended, which changed the reserved number of shares allowed for issuance to not exceed 1,250,000,000 from the previously amended amount of 550,000,000.

During the second quarter of 2006, we issued shares of common stock to the following employee. The April 20, 2006 issuance was issued in a Registration Statement on Form S-8 filed on February 3, 2006 and the May 23, 2006 issuance was issued in a Registration Statement on Form S-8 filed on May 12, 2006.

PERSON ISSUED TO       DATE OF ISSUANCE     NUMBER OF SHARES     VALUE OF SHARES
--------------------------------------------------------------------------------
Catherine Konkle        April 20, 2006         10,000,000             $6,000
Catherine Konkle        May 23, 2006           20,000,000            $12,000

We also issued shares to the following consultants from a Registration Statement on Form S-8 filed on February 3, 2006.

PERSON ISSUED TO       DATE OF ISSUANCE     NUMBER OF SHARES     VALUE OF SHARES
--------------------------------------------------------------------------------
Dennis Nartker         April 20, 2006         10,000,000             $6,000
Gregory Reszel         April 20, 2006         10,000,000             $6,000
Joshua Harris          April 20, 2006          2,000,000             $1,200
Steve Carnes           April 20, 2006        150,000,000            $90,000
Donald Stoecklein      April 20, 2006         15,000,000             $9,000
Nathan Weides          April 20, 2006          2,000,000             $1,200
David Peters           April 20, 2006          2,000,000             $1,200
Dennis Nartker          May 16. 2006           6,000,000             $4,200
Chad Ingram             May 16. 2006          13,000,000             $9,100

We also issued shares to the following consultants from a Registration Statement on Form S-8 filed on May 23, 2006.

PERSON ISSUED TO       DATE OF ISSUANCE     NUMBER OF SHARES     VALUE OF SHARES
--------------------------------------------------------------------------------
Steve Carnes            May 23, 2006          40,000,000            $24,000
Chad Ingram             May 23, 2006          30,000,000            $18,000
Dennis Nartker          May 23, 2006          20,000,000            $12,000
Gregory Reszel          May 23, 2006          20,000,000            $12,000
Joshua Harris           May 23, 2006           3,000,000             $1,800
David Peters            May 23, 2006           4,000,000             $2,400
Donald Stoecklein       May 23, 2006          15,000,000             $9,000
Nathan Weides           May 23, 2006           4,000,000             $2,400

RECENT SALES OF UNREGISTERED SECURITIES

On March 16, 2006, we issued a promissory note for $50,000 to Andra Espinoza with an interest rate of 18% per annum. The note was due within 10 days of issuance and also contained terms allowing it to be convertible, at payee's option into common stock having a market value of $75,000 at the date of conversion. On April 19, 2006, the note was converted into 107,142,857 shares from the personal shares of our sole officer and director.

On April 19, 2006, we issued 107,142,857 restricted shares of our common stock, valued at $75,000, to our sole officer and director as reimbursement for his transfer of personal stock to holder of the note under the terms of the promissory note. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as the sole officer and director. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the Company's financial statements and the 34 Act reports. We reasonably believe that the recipient immediately prior to issuing the shares, had such knowledge and experience in his financial and business matters that he was capable of evaluating the merits and risks of their investment.

On April 21, 2006, we issued 750,000,000 restricted shares of our common stock, valued at $450,000, to our sole officer and director for accrued management fees. As of December 31, 2005, we had accrued $900,000 in management services fees to Mr. Miers and this issuance served as partial payment for his 2005 services. These shares were subsequently returned to the Company on June 27, 2006 and then were reissued on July 3, 2006, at a value of $375,000. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as the sole officer and director. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the Company's financial statements and the 34 Act reports. We reasonably believe that the recipient immediately prior to issuing the shares, had such knowledge and experience in his financial and business matters that he was capable of evaluating the merits and risks of their investment.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

EXHIBIT                                                  DESCRIPTION
NUMBER
2.1 Plan of Reorganization between Last Company Clothing Inc. and Premier ASP Inc. dated February 23, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 8-K FILED ON APRIL 25, 2001)
2.2 Plan of Reorganization between Premier Axium ASP Inc. and all of the stockholders of The Savvy Employer Inc. dated July 16, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON AUGUST 23, 2001)
2.3 Plan of Reorganization between Premier Axium ASP Inc. and all of the stockholders of Active Employment Solutions Inc. dated July 16, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON AUGUST 23, 2001)
3(i).1 Articles of Incorporation dated March 26, 1999 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-SB FILED ON MAY 8, 2000)
3(i).2 Certificate of Amendment to Articles of Incorporation dated July 12, 2000 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 30, 2002)
3(i).3 Certificate of Amendment to Articles of Incorporation dated October 5, 2000 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-KSB FILED ON FEBRUARY 9, 2001)
3(i).4 Certificate of Amendment to Articles of Incorporation dated November 16, 2000 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 30, 2002)
3(i).5 Certificate of Amendment to Articles of Incorporation dated March 26, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 30, 2002)
3(i).6 Certificate of Amendment to Articles of Incorporation dated August 10, 2002 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 14C FILED ON JULY 24, 2002)
3(ii).1 Bylaws dated March 25, 1999 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-SB FILED ON MAY 8, 2000)
10.1 2005 Stock Option Plan dated April 29, 2005 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON AUGUST 9, 2005)
10.2 Amendment to 2005 Stock Option Plan dated January 30, 2006 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON FEBRUARY 3, 2006)
10.3 Amendment to 2005 Stock Option Plan dated November 15, 2005 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON NOVEMBER 18, 2005)
10.4 2004 Stock Compensation Plan dated February 2, 2004 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON FEBRUARY 13, 2004)
10.5 2003 Benefit Plan dated February 22, 2003 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON MARCH 4, 2003)
10.6 2002 Benefit Plan dated June 26, 2002 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JULY 11, 2002)
10.7 2001 Restricted Share Plan (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 1, 2002)
10.8 Memorandum of Understanding between the Company and Taylor Ventures, LLC dated September 12, 2002 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON NOVEMBER 14, 2005)
10.9 Real Estate Mortgage between the Company and Taylor Ventures, LLC dated November 9, 2005 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON NOVEMBER 14, 2005)
10.10* Real Estate Mortgage between the Company and Interbay Funding, LLC dated July 18, 2006.
31*       Certification of Ed Miers pursuant to Section 302 of the
          Sarbanes-Oxley Act
32*       Certification of Ed Miers pursuant to Section 906 of the
          Sarbanes-Oxley Act

* Filed Herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GREM USA
(Registrant)


By:    /s/ EDWARD MIERS
    -------------------------------------------------
      Edward Miers, Principal Accounting Officer
      (On behalf of the registrant and as
       principal accounting officer)

Date: AUGUST 14, 2006
      ---------------