Form 10QSB
period 2006-09-30
GREM USA
filed 2006-11-14
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                               For the quarterly period ended SEPTEMBER 30, 2006
                                                              ------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                       ACT OF 1934

                                                Commission file number 000-30567
                                                                       ---------

                                    GREM USA
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                              61-1427156
---------------------------------------------------------------- ---------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 1, 2006, was 4,948,821,621 shares.

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


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
 GREM, USA, Inc.

We have reviewed the accompanying balance sheets of GREM, USA, Inc. as of September 30, 2006 and the related statements of operations for the three-months and nine-months ended September 30, 2006, and 2005 and related statements of cash flows for the nine-months ended September 30, 2006 and 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2006. These financial statements are the responsibility of the Company's management.

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





Jaspers + Hall, PC
November 13, 2006


                                    GREM USA
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2006            2005
                                                   -----------------------------
                                                                      (AUDITED)
ASSETS
Current Assets:
    Cash                                           $    280,186    $     44,928
   Accounts receivable                                    5,950           2,800
   Inventory                                             31,438            --
   Deposits                                               1,834           4,134
                                                   ------------    ------------
      Total Currents Assets                             319,408          51,862
                                                   ------------    ------------

Property and Equipment, net                             398,004         392,735
                                                   ------------    ------------
TOTAL ASSETS                                       $    717,412    $    444,597
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable Core Solutions                 $       --      $    605,477
   Accounts payable                                         362          11,790
   Accrued management services                        1,378,500         900,000
   Convertible note payable                                --              --
   Current portion of long-term debt                     23,203          10,591
                                                   ------------    ------------
      Total Current Liabilities                       1,402,065       1,527,858
                                                   ------------    ------------
Long-Term Liabilities:
    Notes payable, long-term portion                    639,140         220,622
                                                   ------------    ------------
     Total Long-term liabilities                        639,140         220,622
                                                   ------------    ------------
   Total Liabilities                                  2,041,205       1,748,480
                                                   ------------    ------------

Stockholders' Deficiency
   Common stock                                       4,948,821       3,243,678
   Additional paid-in capital                        28,378,691      29,023,634
   Accumulated deficit                              (34,651,305)    (33,571,195)
                                                   ------------    ------------
       Total Stockholders' Deficiency                (1,323,793)     (1,303,883)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $    717,412    $    444,597
                                                   ============    ============


                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.


                                    GREM USA
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                        -----------------------------------   -----------------------------------
                                               2006               2005              2006             2005
                                        -----------------------------------   -----------------------------------


REVENUES - net                          $          --      $          --      $         4,749    $          --

EXPENSES:
 Management compensation                        300,000            600,000            900,000          1,200,000
 Consulting fees                                  8,000            177,500            615,600            736,500
 Other selling, general and
   administrative exp                            21,704             51,620            101,480             83,918
 Depreciation                                     7,151              2,440             19,681              2,855
                                        ---------------    ---------------    ---------------    ---------------
  Total Operating Expenses                      336,855            831,560          1,636,761          2,023,273
                                        ---------------    ---------------    ---------------    ---------------

OTHER INCOME (EXPENSE):
 Interest income                                  1,055                711              1,211              1,137
 Interest expense                               (33,772)            (5,806)           (70,095)            (7,448)
 Other income                                     1,337                374            620,786                374
                                        ---------------    ---------------    ---------------    ---------------
  Total Other income (expense)                  (31,380)            (4,721)           551,902             (5,937)
                                        ---------------    ---------------    ---------------    ---------------

NET INCOME (LOSS)                       $      (368,235)   $      (836,281)   $    (1,080,110)   $    (2,029,210)
                                        ===============    ===============    ===============    ===============

Per share information
   Weighted average number
     of common shares outstanding         4,920,984,664      2,513,820,069      4,327,222,458      1,698,290,486
                                        ===============    ===============    ===============    ===============

Basic & Diluted Loss per common share   $          0.00    $          0.00    $          0.00    $          0.00
                                        ===============    ===============    ===============    ===============








                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.



                                    GREM USA
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     --------------------------
                                                         2006          2005
                                                     -----------    -----------
Cash Flows from Operating Activities:
Net Loss                                             $(1,080,110)   $(2,029,211)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation expense                                   19,681          2,855
   Stock issued for services                           1,060,200      1,375,000
  Write-down of accounts payable                        (605,477)          --
   Changes in assets and liabilities:
            Inventory                                    (31,438)          --
            Accounts receivable                           (3,150)        (4,000)
            Deposits                                       2,300         (6,151)
            Accounts payable                             (11,428)        12,168
            Accrued management fee                       478,500        600,000
                                                     -----------    -----------
Net Cash Used in Operating Activities                   (170,922)       (49,339)
                                                     -----------    -----------

Cash Flows from Investing Activities
 Purchase of fixed assets                                (24,950)      (100,350)
                                                     -----------    -----------
Cash Flows Used in Investing Activities                  (24,950)      (100,350)
                                                     -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from notes payable                            440,000        236,600
  Payments on notes payable                               (8,870)        (2,869)
                                                     -----------    -----------
Cash Flows Provided by Financing Activities              431,130        233,731
                                                     -----------    -----------

Net increase in cash and cash equivalents                235,258         84,042
Cash and cash equivalents - beginning of period           44,928           --
                                                     -----------    -----------
Cash and cash equivalents - end of period            $   280,186    $   840,042
                                                     ===========    ===========









                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.

                                    GREM USA
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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



NOTE 2 - GOING CONCERN

The Company has an accumulated deficit as of September 30, 2006 of $34,651,305. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of September 30, 2006, the current liabilities exceed the current assets by $1,082,657. As shown in the financial statements, the Company incurred a net loss of $1,080,110 for the nine months then ended.


The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 3 - INVENTORY

At September 30, 2006, the Company has $31,438 in inventory, which consists of raw materials and work-in-process. It is the Company's policy to state inventory at lower of cost or market.


NOTE 4 - PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset.

The following summarizes the components of property, plant and equipment :

                                        SEPTEMBER 30,
                                  -------------------------
                                      2006          2005      DEPRECIABLE LIFE
                                      ----          ----      ----------------
Land                               $  15,000     $  15,000     NA
Building                             285,300       285,300     27.5 years
Office Furniture                       2,650             0     5 years
Equipment                            122,650       100,350     5 - 7 years
                                   ---------     ---------
                                     425,600       400,650
Less accumulated depreciation        (27,596)       (7,915)
                                   ---------     ---------
                                   $ 398,004     $ 392,735
                                   =========     =========


NOTE 5- NOTES PAYABLE AND CONVERTIBLE DEBENTURE

Notes payable at September 30, 2006 consisted of the following:

Unsecured note payable to an individual, interest at 10%,
principal and interest due April 2008                                 $ 150,000

Unsecured note payable to an individual, interest at 10%,
principal and interest due May 2008                                      30,000

Unsecured note payable to an individual, interest at 10%,
principal and interest due May 2008                                      20,000

Unsecured note payable to a company, interest at 8%,
principal and interest due June 2007                                     15,000

Loan Payable to Bayview Loan Servicing, interest at 9.75%,
monthly installments of principal and interest and real estate
taxes in the amount of    $5639, maturing July 2021                     438,995

Note payable to a company, interest at 8%, monthly
installments of principal and interest in the amount of $959,
maturing June 2007                                                        8,348
                                                                      ---------
Total notes payable                                                     662,343
Less: current portion                                                   (23,203)
                                                                      ---------
Total long-term debt                                                  $ 639,140
                                                                      =========

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

On April 18, 2006, Ed Miers gave 107,142,857 of his personal shares to pay this debt. As of September 30, 2006, the balance due is zero.


For the three and nine month periods ended September 30, 2006, the Company has recorded interest expense totaling $33,772 and $70,095, respectively.

On July 19, 2006, the Company entered into a mortgage agreement for $440,000 from Interbay Funding, LLC to be serviced by Bayview Loan Servicing. Mortgage note payable due in monthly installments starting on September 1, 2006, with interest, collateralized by real property; unpaid principal due September 1, 2021. Interest at 9.75%.

NOTE 6- STOCKHOLDERS EQUITY

The following stock transactions occurred during the three months ended September 30, 2006:

On July 3, 2006, the Company issued 750,000,000 shares of its $0.001 par value restricted common stock to Ed Miers for a portion of accrued management services for the period April 2005 to September 2005 valued at $375,000.

On August 10, 2006 the Company bought back 9,000,000 shares of its $0.001 par value restricted common stock from J. Pat Taylor for $5,400.00 cash.

On September 6, 2006, the Company issued 10,000,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $8,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

For the three and nine month periods ended September 30, 2006, the Company accrued management fees totaling $300,000 and $900,000, respectively, for services performed by its President and majority shareholder.

On August 10, 2006, the corporation requested and received approval that $25,000 of debt for management fees, for a portion of the period April through September 2005, be retired and paid in cash.

On September 8, 2006, the corporation requested and received approval that $21,500 of debt for management fees, for a portion of the period April through September 2005, be retired and paid in cash.

NOTE 8- WRITE-OFF OF ACCOUNTS PAYABLE

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2006, the current liabilities exceed the current assets by $1,082,657 and the Company has incurred a year-to-date net loss of $1,080,110. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT 12 MONTHS.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. During 2005, we received $215,000 in connection with four promissory notes, which carry an interest rate of 10% per annum and are due in 2008. Additionally, on June 10, 2005, we sold 17,000,000 shares of restricted common stock for $8,500. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. In the past we have had to issue stock to our consultants in lieu of making cash payment to consultants. In 2005, we issued consultants shares of our common stock on Form S-8 valued at approximately $1,068,300. During the three and nine months ended September 30, 2006, we issued consultants shares of our common stock, registered on Form S-8, valued at approximately $8,000 and $615,600, respectively.

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

SUMMARY OF ANY PRODUCT RESEARCH AND DEVELOPMENT THAT WE WILL PERFORM FOR THE TERM OF OUR PLAN OF OPERATION.

Gregory Reszel has been continually researching and developing our five initial prototype guitars and at this time we have completed the design of the five prototypes. We will now focus on operations on implementing mass production capabilities once sufficient funds are available, if ever, now that we have successfully moved our operations to our newly purchased building. We expect in the near future to begin selling and shipping these five prototypes. Recently, Mr. Reszel changed the neck design on both the Grem Reaper and the Uppercut models from a "glue in" neck to a "neck through" on both models. Mr. Reszel will continually develop and fine-tune our prototypes to constantly improve the quality and sound of the guitar. In 2005, we issued shares of our common stock to Mr. Reszel in exchange for services amounting to $49,000. Further, during the nine months ended September 30, 2006, Mr. Reszel was issued additional shares of common stock in exchange for $24,000 in services, respectively.

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

During the last quarter of 2005, we purchased a 40,000 square building in Fort Wayne, IN for 273 million shares of our restricted common stock, valued at $300,300. We believe this facility will accommodate our needs as we move toward our goal of mass production of our products. We moved our operations to this new facility in March of 2006. Subsequent to March 31, 2006, we completed the office space in this new facility and began the assembly of a 50 ft. by 30 ft. kiln for drying wood and a paint booth for the guitars. Substantially all of the equipment had been completely installed as of the end of July 2006 and production of the guitars commenced during the third quarter of 2006.

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES.

As of September 30, 2006, we had one employee, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long-term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

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

Our near term cash requirements are to be offset through the receipt of funds from the mortgage loan obtained on July 19, 2006 from a private source. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of product sales, and will be required to obtain additional financing to fund operations through common stock offerings and debt financing to the extent necessary to provide working capital.

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

In 2005 and through the third quarter of 2006, the Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS WHICH RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the period ended September 30, 2006 indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

In the past we have relied on the ability to issue shares of our common stock to satisfy the majority of our operating expenses. We are authorized to issue 5 billion shares of common stock. As of November 1, 2006, we had 4,948,821,621 shares outstanding, which only allows us to issue an additional 51,178,379 shares (approximately $36,000 in value) without amending our Articles of Incorporation. Our inability to issue shares of our common stock to satisfy our working capital needs may be substantially impact our ability to continue to retain the services of consultants and employees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     RECENT ISSUANCES OF SECURITIES REGISTERED PURSUANT TO FORM S-8

         The following table is a summary of the 2006 registration statements filed on Form S-8.

                               NUMBER OF SHARES
 DATE FORM S-8 FILED             REGISTERED                 NAME OF PLAN
-----------------------     --------------------- ---------------------------
February 3, 2006               700,000,000 (1)    GREM USA Stock Compensation
                                                      Plan, as amended
May 12, 2006                   190,000,000        GREM USA Stock Compensation
                                                      Plan

     (1) Section 6 of GREM USA's Stock Compensation Plan, originally filed on May 5, 2005 was amended, which changed the reserved number of shares allowed for issuance to not exceed 1,250,000,000 from the previously amended amount of 550,000,000.

We issued shares to the following consultant from a Registration Statement on Form S-8 filed on May 12, 2006.

PERSON ISSUED TO     DATE OF ISSUANCE     NUMBER OF SHARES     VALUE OF SHARES
-----------------    ------------------   -----------------   -----------------
Albert J. Rasch      September 6, 2006    10,000,000              $8,000

RECENT SALES OF UNREGISTERED SECURITIES

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

Date: NOVEMBER 14, 2006