Form 10KSB
period 2006-12-31
GREM USA
filed 2007-03-30
CIK 1084983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                      [X] ANNUAL REPORT UNDER SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the fiscal year ended: December 31, 2006

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-30567

                                    GREM USA
                 ( Name of small business issuer in its charter)

NEVADA                                                          35-2281610
------                                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

315 E. WALLACE STREET
FORT WAYNE, INDIANA                                                  46803
-------------------                                                  -----
(Address of principal executive offices)                        (zip code)

                    Issuer's Telephone Number: (260) 456-2354


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

The current number of shares of common stock, $0.001 par value, outstanding on March 23, 2007 was 4,232,455,818 shares, held by approximately 189 stockholders.

The issuer's revenues for its most recent fiscal year ended December 31, 2006 were $9,077.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 23, 2007 was approximately $679,001 based on a share value of $0.0004.

    Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

                                    GREM USA
                          (A DEVELOPMENT STAGE COMPANY)
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2006

                                 INDEX TO REPORT
                                 ON FORM 10-KSB


PART I                                                                   PAGE(S)
                                                                         -------

Item 1.    Description of Business                                             2
Item 2.    Description of Property                                             7
Item 3.    Legal Proceedings                                                   8
Item 4.    Submission of Matters to a Vote of Security Holders                 8

PART II

Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters                                        8
Item 6.    Plan of Operation                                                  12
Item 7.    Financial Statements                                               21
Item 8.    Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure
                                                                              21
Item 8A.   Controls and Procedures                                            22
Item 8B.   Other Information                                                  22

PART III

Item 9.    Directors and Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(A)
            of the Exchange Act.                                              22
Item 10.   Executive Compensation                                             25
Item 11.   Security Ownership of Certain Beneficial Owners
            and Management                                                    27
Item 12.   Certain Relationships and Related Transactions                     27
Item 13.   Exhibits                                                           29
Item 14.   Principal Accountant Fees and Services                             29

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

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

     o    our current lack of working capital;
     o our ability to continue using Form S-8 to register shares of our common stock for issuance to consultants;
     o increased competitive pressures from existing competitors and new entrants;
     o    deterioration in general or regional economic conditions;
     o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
     o    loss of customers or sales weakness;
     o    inability to achieve future sales levels or other operating results;
     o whether we could be deemed a shell company under Rule 12b-2 of the Exchange Act;
     o    the unavailability of funds for capital expenditures; and
     o    operational inefficiencies in distribution or other systems.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

         We are a Nevada corporation formed on March 26, 1999 under the name Last Company Clothing, Inc. In March 2001, we acquired 100% of Premier ASP, Inc. and on March 26, 2001, changed our name to "Premier Axium ASP, Inc." On February 28, 2003, we amended our articles of incorporation and changed our name to "Core Solutions, Inc." On May 2, 2003, we changed our name to "Sunshine Ventures, Inc." On June 10, 2003 we changed our name from to "Christine's Precious Petals, Inc." On August 15, 2003, we changed our name to "Global Business Markets, Inc." On December 29, 2004, we changed our name from "Global Business Markets, Inc." to "GREM USA".

         We had a working capital deficit for the year ended December 31, 2006 of $1,559,908. As a result of our financial status, our audited financial statements for the year ended December 31, 2006 indicate that there is substantial doubt about our ability to continue as a going concern.

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

MARKET OVERVIEW

2005 INDUSTRY ANALYSIS

The music products industry advanced into record territory in 2000, with sales increasing 1.0 percent to $ .8 billion. Sales gains were spread relatively evenly among the product categories tracked in this report, reflecting continued enthusiasm for music making. The gains were even more heartening, considering the obstacles raised simultaneously by the climate and the economy. In the unusually heavy hurricane season, culminating in the Katrina disaster, brought business in much of the Gulf Coast region to a standstill in the fourth quarter. (We estimate that lack of sales in coastal Alabama, Mississippi and Louisiana trimmed overall industry revenues by approximately 1 percent for the year). Complicating matters, fuel shortages in the aftermath of the hurricanes pushed gasoline prices past the $3 -per-gallon level for several weeks, hitting consumers hard in the wallet and putting a damper on all retail sales. The Federal Reserve also raised interest rates eight times during the year, squeezing the million holders of adjustable rate mortgages, as well as those with credit cards. These setbacks brought the most pessimistic pundits out of the woodwork, and they proceeded to fill the airwaves with forecasts of pending economic instability. Bombarded with bad news and pinched by higher interest and energy costs, consumers, by all rights, should have trimmed their spending in the latter half of the year. However, the lure of our industry's offerings apparently trumped these concerns.

There are numerous challenges to sustaining a viable business in the music products industry, but as data in the following pages illustrates, consumer demand doesn't currently seem to be one of them. In the major instrument categories we track, which include fretted instruments, keyboards, wind instruments and drum kits, unit sales topped 8 million in 2000, a percent increase over the previous year. Include computer-based music-making products, DJ, karaoke products and small instruments like harmonicas and hand percussion, and the industry's unit sales probably are closer to 1 million. Comparatively speaking, the music products industry is not a large one--if it were a single company, it would rank 90 on the Fortune 1000, just behind von cosmetics and slightly ahead of Land O'Lakes dairy products. Nevertheless, 1 million unit transactions indicate that we reach a broader swath of the population than most people realize.

As a smaller industry, our business is impacted by larger social and economic trends, running the gamut from demographics to currency exchange rates. To understand the larger forces that shaped the music products industry in 2000, it would have helped to spend time in the crowded trading pits of the Chicago Mercantile Exchange, where commodity brokers frantically buy and sell crude oil futures, wheat, timber and most of the world's other basic materials. It's doubtful that a commodity broker ever penned a hit song or designed a unique musical tool, yet, as a group, commodity prices have a tremendous impact on the industry.

Paced by a surge in the price of crude oil, from $ 9 a barrel on December 1, 2000, to $ 9 by the end of 2000, commodity prices staged their biggest gains in two decades, rising nearly 0 percent. As a result, factories around the world saw their raw materials costs spike sharply. Whether it was wood for pianos, steel for electronics chassis or plastic resins for cases, raw material prices were up anywhere from 0 percent to 100 percent. These dramatically higher material costs led to the first across-the-board price increases in approximately five years. The increases, which ranged between percent and 8 percent, affected producers in every corner of the globe and definitively ended the deflationary spiral.

For the past five years, retailers and manufacturers alike have been lamenting the difficulties of remaining profitable in a deflationary climate. "We have to move more units just to keep our sales volume even," was the standard refrain, at times echoed by "If we could just raise our prices by percent, we'd be in great shape." Against this backdrop, the recent spate of price increases should have been well received. But that was not the case. Due to a glut of supply in every product category, manufacturers were able to pass along only a fraction of their higher material costs.

Retailers had a similar problem; most of their revenue gains were dissipated by higher utility bills and freight charges. To understand how competitive pressures forced producers to absorb cost increases, consider the basic plastic guitar case. Although the cost of plastic resin pellets (a petroleum by-product) jumped 80 percent during the year, the price lists of the major case manufacturers indicated at most a 10 percent price rise.

Similar cost dynamics played out across all product categories tracked in this report, which helps explain why profit growth was next to non-existent among most of the industry's top suppliers. Complaints notwithstanding, there was some good news to be found in the higher prices. Higher costs usually have a significant impact on consumer buying patterns. Increases in the price of gasoline, for example, have reduced the sale of large SUVs by percent over the past 1 months. However, the percent to 8 percent unit price increases in music and audio products had no perceptible impact on sales. Does this mean what our industry sells is insensitive to price? No. However, it does suggest that the industry is not as price-sensitive as most retailers think and, at slightly higher prices, the current array of music and audio products continues to represent a compelling value.

An industry that includes grand pianos, DJ gear, computer software, handcrafted violins, accordions, electric guitars, sousaphones and sound systems does not lend itself to easy generalizations. Results in varying segments are driven by different factors, whether it's the state of popular music, school budgets or the prevailing price of computing power.

U.S. SEGMENT DATA

Fretted Instruments by any objective measure, 2000 was a good year: the dollar and unit value of guitars reached the highest levels in history. Sales of acoustic guitars increased percent in units and 10.9 percent in retail value, while electrics slipped 1.0 percent in units but advanced 1.0 percent in retail value. Total guitar sales saw a 1.0 percent gain in retail value. amplifiers, strings and related accessories posted similar gains. Despite these banner results, many retailers and manufacturers were unsatisfied; they had expected sales to be even higher. Over the previous two years, a number of manufacturers enjoyed considerable success selling guitars through the mass merchant channel. The best part of this distribution expansion was that the presence of instruments in Wal-Mart, Costco, Target, Sears, Best Buy and other retail stores seemed to produce pure "plus" business, without adversely affecting instrument sales in the MI channel.

That changed in late 2000. During the holiday season, mass merchandisers took a serious bite out of fourth-quarter entry-level sales, leaving many MI dealers with unsold inventory at year-end. Early reports indicate that mass merchants also finished 2000 with more unsold guitars than had been projected. This inventory bulge represents a challenge for manufacturers as they chart their distribution strategy for 2000. Do they refocus their efforts on the MI channel? Do they become further involved with mass merchants? Do they try to straddle both retail channels? All three approaches include some element of risk. The industry's distribution challenges appear not to have impacted the buying public's attraction to the guitar (a conclusion verified by robust sales levels). Harder to quantify, but equally telling, is the way other national brands scrambled to piggyback on the guitar's popularity.

During 2000, Daimler- Chrysler, H&R lock, the Gap, Hewlett- Packard, I M and Citigroup were among the major companies that featured guitars prominently in their ad campaigns. The reason for this is simple: cross a broad demographic segment, the guitar is associated with fun, creativity, inspiration and a host of other positive attributes. From the iPod generation to the RP members in the best seats at the recent Rolling Stones tour, it's hard to identify any other musical product that has such wide appeal. This bodes well for future sales. Another positive factor fueling industry growth has been the "baseball card" effect: Enthusiastic guitarists want to "collect them all." This has accelerated sales growth in a variety of niche segments, most notably arch-top instruments. Sales growth has also been aided by the tremendous proliferation of models.

To put this in perspective, years ago Fender offered two Stratocaster models--one with a vibrato that retailed for $ 9 and one without that retailed for $ 9. Today, including the Squier brand, Fender offers upwards of variations on the Strat, ranging in price from $1 9 to $9, 00 (and that doesn't include the nearly infinite variety of custom instruments that are available). Other guitar manufacturers have been similarly prolific with their new models. road-based consumer appeal, coupled with an unprecedented product offering, ensures strong long-term prospects for guitar market.

PRODUCTS AND SERVICES

         We currently have developed five prototypes that are now in production.

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

         Grem's SPECIAL EDITION, also called the SE-101, is another version of a classic design, except we have shrunk the scale to 24.62", and added "soapbars" to the middle and neck positions. With the 3 way switch, the tonal variation is incredible, from bright twang to dirty P 90 blues. This guitar is suitable for slide, rock, country or whatever your fingers like and the shorter scale makes for easy vibrato and bends. The mahogany and purple heart hardwoods keep the tone as chimey and clear as any 25 1/2" scale instrument. The body is petite and contoured to fit the body like a glove. Also the neck on this guitar is attached to the body with stainless allen head bolts that thread into inserts installed in the neck. No more wood screws and with the amount of torque applied to the neck, it feels as though it has been glued in.

         Grem's STANDARD is a double cutaway, solid body electric guitar with a 24 fret, 25 1/2 inch scale neck, 2 inch thick contoured body with high fret across. It has two humbucking pickups, and a genuine Floyd Rose double locking vibrato system. The neck is made of maple or Honduran mahogany with an ebony fretboard. The body of it is made of cherry wood and Honduran mahogany as well.

         We plan to establish manufacturing processes for all of our prototypes to allow for expanded production of each guitar during 2006. During the fourth quarter of 2005, we purchased a building in Fort Wayne, Indiana and relocated all manufacturing operations to this building. This relocation has enhanced our capability to manufacture our guitars and allow for the space and equipment needed to produce our prototypes on a larger scale.

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

COMPETITION

         We reasonably expect to compete with related or similar guitar, or guitar-like, instruments, apparatus or devices. Moreover, prospective competitors which may enter the field may include established manufacturers of musical or electronic audio instruments and equipment, all of which will be considerably larger than we are in total assets and resources. This could enable them to bring their own technologies and instruments to advanced stages of development and marketing with more speed and efficiency than we have been capable, or will be capable of in the development and marketing of our guitars. There can be no assurance that we will successfully compete with conventional guitars and existing electronic guitar-like instruments or with any improved or new technology instrument, which may be developed in the future.

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

PERSONNEL

          Beyond our sole officer and director, we currently have one employee. We outsource the majority of our staffing to independent consultants who have received stock as compensation for their services. Additional employees may be hired by us as required for the operation of our business including those required for guitar assembly. We anticipate that within the next twelve months, assuming we obtain substantial additional financing, we will be in the process of hiring and could hire anywhere between twenty and thirty employees. Management believes our future success will depend in large part upon our ability to attract and retain qualified employees. Our employees will not be represented by a union or collective bargaining entity or agreement.

CONSULTANTS

         We have utilized the services of in excess of 15 consultants, whom have received stock for compensation. Refer to the section entitled, "Recent Sales of Securities Registered Pursuant to Form S-8."

         On February 10, 2004, we initially entered into a one-year oral consulting agreement with Gregory M. Reszel and have continued to utilize his services on a month to month basis, wherein he agreed to assist us with general business consulting services. Services include, but were not limited, to assisting us and management with various projects, design and fabrication of musical instruments, business management services and other business related services. We agreed to compensate and issue Mr. Reszel a number of shares of our free trading common stock, par value $0.001 per share, that equals $60,000 a year or $5,000 per month. The Shares were registered under S-8. Mr. Reszel has been a musician for over thirty years and a luthier, someone who makes stringed musical instruments such as violins or guitars, for over twenty years.

INVESTMENT IN TECHNOLOGY

         Grem has websites displaying the initial designs of the guitars that will be sold and brand descriptions, all of which can be accessed at WWW.GREMUSA.COM, or WWW.GMRESZEL.COM. Information contained on these websites is for information purposes only and is not a part of this report.

ITEM 2.  DESCRIPTION OF PROPERTY

         During the fourth quarter of 2005, we purchased a 40,000 square building at 315 E. Wallace Street, Fort Wayne, IN from Taylor Ventures, LLC ("Taylor"). We issued 273,000,000 shares of restricted common stock for a book value of $300,300. As part of the executed documents was a mortgage guaranteeing a value of $300,000 on or before November 8, 2008 to Taylor. We allowed current tenants that had leases in the facility to remain and intend to continue renting to two of the current tenants over the course of next year. We moved our operations to this facility in March 2006. We believe this facility will accommodate our needs as we move toward our goal of mass production of our products.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET INFORMATION

         Our common stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotations Bulletin Board System, under the symbol "GRUS". Our common stock began quotation on the OTC Bulletin Board on February 21, 2001 under the trading symbol "LCCP." On September 8, 2003, following our name change to "Global Business Markets, Inc", we began quotation under the symbol "GBMI". On November 2, 2004, following a symbol change, we began quotation under the symbol "GBMK." On December 29, 2004, following our name change to "GREM USA", we began quotation under the current symbol "GRMU." Subsequently, on March 2, 2007, the Company's symbol was changed to "GRUS", in connection with its reverse stock split which was effective on February 22, 2007 (see note 9 to the notes to the financial statements).

         The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                         2006                        2005
              -------------------------- --------------------------
                 High           Low          High           Low
              ------------ ------------- ------------- ------------
1st Quarter     $0.0048       $0.0028       $0.028        $0.0007
2nd Quarter     $0.0036       $0.0020       $0.0135       $0.0004
3rd Quarter     $0.0036       $0.0024       $0.0038       $0.0001
4th Quarter     $0.0036       $0.0008       $0.001        $0.0001

(b) HOLDERS OF COMMON STOCK

         As of March 23, 2007, we had approximately 189 stockholders of record of the 4,232,455,818 shares outstanding. As of March 23, 2007, the closing price of GRUS's shares of common stock was $0.0004 per share.

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


                                              NUMBER OF SHARES REGISTERED
          DATE FORM S-8 FILED                                                                  NAME OF PLAN
---------------------------------------- -------------------------------------- --------------------------------------------
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

         During the year ended December 31, 2006, we issued shares of common stock to the following consultant/employee. These shares were issued in a Registration Statement on Form S-8 filed on November 18, 2005.


       PERSON ISSUED TO              DATE OF ISSUANCE            NUMBER OF SHARES            VALUE OF SHARES
------------------------------- ---------------------------- -------------------------- ---------------------------
Catherine Konkle                     February 14, 2006               6,000,000                    $4,800


         We also issued shares to the following consultants/employees from a Registration Statement on Form S-8 filed on February 3, 2006.



       PERSON ISSUED TO               DATE OF ISSUANCE            NUMBER OF SHARES            VALUE OF SHARES
-------------------------------- ---------------------------- -------------------------- --------------------------
Catherine Konkle                      February 14, 2006              15,000,000                   $12,000
Dennis Nartker                        February 14, 2006              30,000,000                   $24,000
Gregory Reszel                        February 14, 2006              10,000,000                   $8,000
Matthew Lettau                        February 14, 2006              10,000,000                   $8,000
Joshua Harris                         February 14, 2006               3,000,000                   $2,400
Steve Carnes                          February 14, 2006              150,000,000                 $120,000
James Taylor                          February 14, 2006              30,000,000                   $24,000
Nathan Weides                         February 14, 2006               3,000,000                   $2,400
Dennis Nartker                        February 27, 2006              20,000,000                   $16,000
Catherine Konkle                        March 2, 2006                20,000,000                   $16,000
Dennis Nartker                          March 2, 2006                20,000,000                   $16,000
Gregory Reszel                          March 2, 2006                10,000,000                   $8,000
Joshua Harris                           March 2, 2006                 3,000,000                   $2,400
Steve Carnes                            March 2, 2006                150,000,000                 $120,000
Nathan Weides                           March 2, 2006                 3,000,000                   $2,400
David Peters                            March 7, 2006                 3,000,000                   $2,700
Catherine Konkle                       April 20, 2006                10,000,000                   $6,000
Dennis Nartker                         April 20, 2006                10,000,000                   $6,000
Gregory Reszel                         April 20, 2006                10,000,000                   $6,000
Joshua Harris                          April 20, 2006                 2,000,000                   $1,200
Steve Carnes                           April 20, 2006                150,000,000                  $90,000
Nathan Weides                          April 20, 2006                 2,000,000                   $1,200
David Peters                           April 20, 2006                 2,000,000                   $1,200



Dennis Nartker                          May 16, 2006                  6,000,000                   $4,200
Chad Ingram                             May 16, 2006                 13,000,000                   $9,100
Steve Carnes                            May 23, 2006                 40,000,000                   $24,000
Chad Ingram                             May 23, 2006                 30,000,000                   $18,000
Dennis Nartker                          May 23, 2006                 20,000,000                   $12,000
Greg Reszel                             May 23, 2006                 20,000,000                   $12,000
Joshua Harris                           May 23, 2006                  3,000,000                   $1,800
Catherine Konkle                        May 23, 2006                 20,000,000                   $12,000
David Peters                            May 23, 2006                  4,000,000                   $2,400
Nathan Weides                           May 23, 2006                  4,000,000                   $2,400
Albert Rasch                          September 6, 2006              10,000,000                   $8,000
Gregory Reszel                        November 16, 2006              15,000,000                   $7,500
Chad Ingram                           November 16, 2006              10,000,000                   $5,000
Catherine Konkle                      November 16, 2006               5,000,000                   $2,500


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

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT 12 MONTHS.

         We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing and through revenue generated from our anticipated guitar sales. During 2006, we received $440,000 in connection with our mortgage loan agreement, which carries an interest rate of 9.75% per annum and is due in monthly installments of $5,639 per month (included in this amount are principle, interest and real estate taxes), maturing July 2021. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. Additionally, we will continue to issue stock to our consultants in lieu of making cash payment to consultants. In 2006, we issued consultants shares of our common stock valued at approximately $639,600.

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

SUMMARY OF ANY PRODUCT RESEARCH AND DEVELOPMENT THAT WE WILL PERFORM FOR THE TERM OF OUR PLAN OF OPERATION.

         Gregory Reszel has been continually researching and developing our five initial prototype guitars and at this time we have completed the design of the five prototypes. We will now focus on operations on implementing mass production capabilities once sufficient funds are available, if ever, now that we have successfully moved our operations to our newly purchased building. We expect in the near future to begin selling and shipping these five prototypes. Mr. Reszel however, will continually develop and fine tune our prototypes to constantly improve the quality and sound of the guitar. In 2006, we issued shares of our common stock to Mr. Reszel in exchange for services amounting to $41,500.

EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT.

         In the past we relied on Gregory Reszel, who owns a significant amount of equipment and tools that were used in producing our handmade guitars. However, since receiving cash from the issuance of promissory notes and sale of restricted stock, Edward Miers, our president, has spent a significant amount of time locating various pieces of used manufacturing equipment. As we have acquired the equipment we have begun to retool, which will allow us to increase our efficiency as well as increase production time of the guitars. Some of the equipment we have purchased during the last year is: a clamp carrier, a ripsaw, a planer, a router, and a CNC machine.

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

         During the last quarter of 2005, we purchased a 40,000 square building in Fort Wayne, IN for 273 million shares of our restricted common stock, valued at $300,300. We believe this facility will accommodate our needs as we move toward our goal of mass production of our products. We moved our operations to this new facility in March of 2006 and all of the equipment was completely installed and fully functional by the end of March 2006.

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES.

         As of December 31, 2006, we had one employee, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

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

         The Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director for the years ended December 31, 2005 and 2006. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

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

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2006 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES AND, THEREFORE, OUR ABILITY TO CONTINUE OPERATIONS IS AT RISK.

         We had a working capital deficit for the year ended December 31, 2006, which means that our current liabilities exceeded our current assets on December 31, 2006 by $1,559,908. As of December 31, 2006, we had $75,421 in current assets. Current assets are assets that are expected to be converted to cash within one year. Our working capital deficit means that our current assets on December 31, 2006 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations. If we fail to establish profitable operations and continue to incur losses; the price of our common stock could be expected to fall.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS WHICH RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our audited financial statements for the years ended December 31, 2006 and 2005, which are included in this filing, indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

OUR SOLE DIRECTOR AND EXECUTIVE OFFICER, MR. EDWARD MIERS, BENEFICIALLY OWNS APPROXIMATELY 85.5% OF OUR COMMON STOCK.

         As a result of Mr. Miers' substantial ownership of our common stock, he will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Additionally, Mr. Miers accrues his salary for his position as our sole officer and may continue to increase his ownership through conversion of his salary into additional shares of common stock. Notwithstanding the exercise of his fiduciary duties as our sole officer and director and duties as a majority stockholder may have to us or our other stockholders in general, Mr. Miers may have interests different than yours.

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

==================== ============= =============================================
NAME                     AGE                POSITIONS AND OFFICES HELD
-------------------- ------------- ---------------------------------------------
Edward Miers              43       CEO, President, Principal Accounting Officer,
                                   Secretary, Treasurer and Director
-------------------- ------------- ---------------------------------------------

DUTIES, RESPONSIBILITIES AND EXPERIENCE

         EDWARD MIERS, age 43, has been the Chief Executive Officer, President, Secretary/Treasurer and Director of the Company since July 29, 2003. Prior to that, Mr. Miers owned and operated Research Capital Group, Inc., a private company, from 2002 until 2004. From 1999 until 2002, he owned and operated Diablo Stocks, Inc., also a private company. During the 1980s, Mr. Miers operated two private business ventures related to the music industry, Miers Systems, Inc. and Summit Sound, Inc. Miers Systems produced audio amplifiers and Summit Sound was a retailer of guitars, amplifiers, and professional audio equipment. Mr. Miers has not in the past and does not currently serve on the board of directors for any other public company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2006, Edward Miers filed all forms 3, forms 4 and forms 5 on a timely basis.

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

ITEM 10. EXECUTIVE COMPENSATION

(A) GENERAL

         The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the most recent fiscal year ending December 31, 2006 and for the fiscal years ending December 31, 2005 and 2004. The remuneration described in the table does not include the cost of GREM USA's benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of GREM USA's business.

(B) SUMMARY COMPENSATION TABLE


                                             Annual Compensation                        Long Term Compensation
                          ---------------------------------------------------------------------------------------------
                                                                                Awards          Payouts
                                                                       -----------------------------------
Name and Principal                                                      Restricted                LTIP      All other
     Position               Year      Salary       Bonus      Other      Stock       Options     Payouts   compensation
------------------------- ------- -------------- ---------- ---------- ------------ ----------- ---------- ------------
Edward Miers,              2006   $1,200,000 (1)     -0-        -0-       -0-         -0-        -0-          -0-
Chief Executive Officer    2005   $1,200,000 (2)     -0-        -0-       -0-         -0-        -0-          -0-
and President              2004     $300,000 (3)     -0-        -0-       -0-         -0-        -0-          -0-


(1) During the fiscal year ended December 31, 2006, our sole officer and director did not receive cash compensation for his services. $1,200,00 of his salary has been accrued at December 31, 2006.
(2) During the fiscal year ended December 31, 2005 our sole officer and director did not receive cash compensation for his services, however, he did receive 1,000,000,000 restricted shares of the Company's common stock, on May 2, 2005, valued at $300,000 as partial compensation for his services during 2005. Mr. Miers has accrued his remaining salary for 2005.
(3) During the fiscal year ended December 31, 2004 our sole officer and director did not receive cash compensation for his services as an officer or director, however, on February 10, 2005, he did receive 1,000,000,000 shares of the Company's common stock as compensation for his services during 2004. The shares were valued at $300,000.

CONSULTANTS COMPENSATION

         Due to our lack of cash and inability to generate revenues at this point in time, we have utilized the services of consultants, whom have received stock for compensation. The following consultants received stock for compensation in excess of $100,000.

NAME OF CONSULTANT     AMOUNT OF SHARES    VALUE OF SHARES         TYPE OF
                             ISSUED                                SERVICES
Steve Carnes               490,000,000         $354,000         Management and
                                                                  M&A Services

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 23, 2007, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

         The percentage of beneficial ownership for the following table is based on 4,232,455,818 shares of common stock outstanding as of March 23, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 23, 2007 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.


------------------------------------------------------------------    ------------------    ---------------
                                                                                              Percent of
 Name and Address of Beneficial Owner (1), Officer, or Director            Number             Ownership
                                                                          of Shares              (2)
------------------------------------------------------------------    ------------------    ---------------
Edward Miers
   President, CEO, Secretary, Treasurer, Director                       3,618,920,358            85.5%
315 E. Wallace Street, Fort Wayne, Indiana 46803
Cede & Co
PO Box 222, Bowling Green Station, New York, NY 10274                     502,962,582            11.9%
                                                                      ------------------    ---------------

Total of all Officers, Directors, and Beneficial Owners                 4,121,882,940            97.4%
                                                                      ==================    ===============


(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)  Figures are rounded to the nearest tenth of a percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We are and will continue to be dependent on our sole officer and director, Ed Miers, to provide services and cash until we are able to generate revenues. Until such time, we plan to accrue the money expensed by Mr. Miers and will compensate him with either stock or cash when available. On March 2, 2007, Mr. Miers received 3,000,000,000 shares of restricted common stock as satisfaction for $408,548 of his accrued salary for 2005 and for $1,100,000 of his accrued salary for 2006.

ITEM 13. EXHIBITS.

EXHIBIT                              DESCRIPTION
NUMBER

2.1 Plan of Reorganization between Last Company Clothing Inc. and Premier ASP Inc. dated February 23, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 8-K FILED ON APRIL 25, 2001)
2.2 Plan of Reorganization between Premier Axium ASP Inc. and all of the stockholders of The Savvy Employer Inc. dated July 16, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON AUGUST 23, 2001)
2.3 Plan of Reorganization between Premier Axium ASP Inc. and all of the stockholders of Active Employment Solutions Inc. dated July 16, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON AUGUST 23, 2001)
3(i).1 Articles of Incorporation dated March 26, 1999 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-SB FILED ON MAY 8, 2000)
3(i).2 Certificate of Amendment to Articles of Incorporation dated July 12, 2000 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 30, 2002)
3(i).3 Certificate of Amendment to Articles of Incorporation dated October 5, 2000 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-KSB FILED ON FEBRUARY 9, 2001)
3(i).4 Certificate of Amendment to Articles of Incorporation dated November 16, 2000 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 30, 2002)

3(i).5 Certificate of Amendment to Articles of Incorporation dated March 26, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 30, 2002)
3(i).6 Certificate of Amendment to Articles of Incorporation dated August 10, 2002 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 14C FILED ON JULY 24, 2002)
3(i).7 Certificate of Amendment to Articles of Incorporation dated February 22, 2007 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 8-K FILED ON MARCH 7, 2007)
3(ii).1 Bylaws dated March 25, 1999 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-SB FILED ON MAY 8, 2000)
4.1 2005 Stock Option Plan dated April 29, 2005 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON AUGUST 9, 2005)
4.2 Amendment to 2005 Stock Option Plan dated January 30, 2006 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON FEBRUARY 3, 2006)
4.3 Amendment to 2005 Stock Option Plan dated November 15, 2005 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON NOVEMBER 18, 2005)
4.4 2004 Stock Compensation Plan dated February 2, 2004 (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM S-8 FILED ON FEBRUARY 13, 2004)
4.5 2003 Benefit Plan dated February 22, 2003 (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM S-8 FILED ON MARCH 4, 2003)
4.6 2002 Benefit Plan dated June 26, 2002 (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JULY 11, 2002)
4.7 2001 Restricted Share Plan (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 1, 2002)
10.1 Memorandum of Understanding between the Company and Taylor Ventures, LLC dated September 12, 2002 (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON NOVEMBER 14, 2005)
10.2 Real Estate Mortgage between the Company and Taylor Ventures, LLC dated November 9, 2005 (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON NOVEMBER 14, 2005)
10.3 Real Estate Mortgage between the Company and InterBay Funding, LLC dated July 18, 2006 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON AUGUST 14, 2006)
31*       Certification of Ed Miers pursuant to Section 302 of the
          Sarbanes-Oxley Act
32*       Certification of Ed Miers pursuant to Section 906 of the
          Sarbanes-Oxley Act
*Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

         The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005, for professional services rendered by Jaspers + Hall, PC, for the 2006 and 2005 audits and for the registrant's financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $7,925 and $6,000, respectively.

 (2) AUDIT-RELATED FEES

         The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005, for assurance and related services by Jaspers + Hall PC, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal years 2006 and 2005 were $-0-.

(3) TAX FEES

         The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005, for professional services rendered by Jaspers + Hall, PC, for tax compliance, tax advice, and tax planning, for those fiscal years were included in the audit and review fees. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

         None.

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

                                            GREM USA.

                                            By: /S/ EDWARD MIERS
                                                -----------------
                                                Edward Miers, President/Director

                                                Dated: MARCH 30, 2007

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                OFFICE                         DATE


/S/ EDWARD MIERS            CEO/President/Principal            MARCH 30, 2007
----------------                                               --------------
                            Accounting Officer
Edward Miers                Director

                                TABLE OF CONTENTS
                                                                           PAGE
REPORT OF REGISTERED INDPENDENT PUBLIC ACCOUNTING FIRM.......................F-1

BALANCE SHEET................................................................F-2

STATEMENT OF OPERATIONS......................................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY............................................F-4

STATEMENT OF CASH FLOWS......................................................F-5

NOTES TO FINANCIAL STATEMENTS.........................................F-6 - F-12

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
GREM USA

We have audited the accompanying balance sheet of GREM USA, as of December 31, 2006 and 2005 and the related statement of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GREM USA at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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



Jaspers + Hall, PC
Denver, Colorado
March 30, 2007


                                    GREM USA
                                 BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                                       2006              2005
                                                   ------------    ------------
ASSETS
Current Assets
 Cash                                              $     12,803    $     44,928
 Accounts receivable                                     10,278           2,800
 Note receivable from shareholder                        49,785            --
 Interest receivable on note from shareholder               721            --
 Deposits                                                 1,834           4,134
                                                   ------------    ------------
  Total Currents Assets                                  75,421          51,862
                                                   ------------    ------------
Property and Equipment:
Land                                                     15,000          15,000
Building                                                285,300         285,300
Furniture                                                 2,650            --
Equipment                                               122,650         100,350
                                                   ------------    ------------
  Total Property and Equipment                          425,600         400,350
Less accumulated depreciation                           (34,744)         (7,915)
                                                   ------------    ------------
    Net Property and Equipment                          390,856         392,735
                                                   ------------    ------------

TOTAL ASSETS                                       $    466,277    $    444,597
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
Current Liabilities:
 Accounts payable and accrued expenses             $      8,015    $    617,267
 Accrued salary                                       1,608,694         900,000
 Current portion of long-term debt                       18,621          10,591
                                                   ------------    ------------
  Total Current Liabilities                           1,635,329       1,527,858
                                                   ------------    ------------
Long-term liabilities:
 Notes payable                                          637,688         220,622
                                                   ------------    ------------
    Total long-term liabilities                         637,688         220,622
                                                   ------------    ------------

TOTAL LIABILITIES                                     2,273,017       1,748,480
                                                   ------------    ------------

Stockholders' Deficit:
 Common stock, par value $.001,
  5,000,000,000 shares authorized:
  4,913,821,621 and 3,243,678,764
  issued and outstanding at
  December 31, 2006 and 2005,
  respectively                                        4,987,821       3,243,678
 Additional paid-in capital                          28,360,091      29,023,634
 Treasury stock                                         (60,593)           --
 Accumulated deficit                                (35,094,060)    (33,571,195)
                                                   ------------    ------------
  Total Stockholders' Deficit                        (1,806,741)     (1,303,883)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $    466,277    $    444,597
                                                   ============    ============


   The accompanying notes are an integral part of these financials statements.



                                    GREM USA
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                   2006                2005
                                             ---------------    ---------------
REVENUES                                     $         9,077    $          --

EXPENSES:
 Management compensation                           1,200,000          1,500,000
 Consulting fees                                     677,600          1,068,300
 Other selling, general and
   administrative exp                                166,031            109,494
 Depreciation                                         26,829              7,915
                                             ---------------    ---------------
  Total Operating Expenses                         2,070,460          2,685,709
                                             ---------------    ---------------

OTHER REVENUES & EXPENSES:
 Interest income                                       4,169              1,530
 Interest expense                                    (86,437)           (14,112)
 Other income                                        620,786              5,785
                                             ---------------    ---------------
  Total Other Revenues & Expenses                    538,518             (6,797)
                                             ---------------    ---------------


NET LOSS                                     $    (1,522,865)   $    (2,392,506)
                                             ===============    ===============


Per share information
   Weighted average number
     of common shares outstanding              4,461,953,023      2,958,428,764
                                             ===============    ===============

Basic and diluted loss per common share      $          0.00    $          0.00
                                             ===============    ===============




   The accompanying notes are an integral part of these financials statements.


                                                   GREM USA
                               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                    ADDITIONAL                                                             TOTAL
                           COMMON STOCK              PAID-IN                 TREASURY STOCK          ACCUMULATED       STOCKHOLDERS'
                    SHARES           AMOUNT          CAPITAL            SHARES           AMOUNT         DEFICIT          DEFICIENCY
                --------------    -------------   ---------------    -------------    -------------  -------------     -------------

Balance -
December 31,
2003             101,418,325    $     101,418     $  28,469,289                                      $ (29,176,184)   $    (605,477)

Issuance of
common stock
for services      18,260,439           18,260         1,684,245                                             --            1,702,505
Net loss                --              --                 --                                           (2,002,505)      (2,002,505)
              --------------    -------------   ---------------    -------------    -------------    -------------    -------------
Balance -
December 31,
2004             119,678,764    $     119,678    $   30,153,534                                      $ (31,178,689)   $    (905,477)
              --------------    -------------   ---------------    -------------    -------------    -------------    -------------

Issuance of
common stock
for services   3,107,000,000        3,107,000        (1,121,400)                                              --          1,985,600
Issuance of
common stock
for cash          17,000,000           17,000            (8,500)                                              --              8,500
Net loss                --              --               --                                             (2,392,506)      (2,392,506)
              --------------    ------------    ---------------    -------------    -------------    -------------    -------------
Balance -
December 31,
2005           3,243,678,764    $   3,243,678    $   29,023,634                                      $ (33,571,195)   $  (1,303,883)
              --------------    -------------   ---------------    -------------    -------------    -------------    -------------

Issuance of
common stock
for services   2,402,000,000       2,402,000           (937,400)                                              --          1,464,600
Issuance of
common stock
for debt         107,142,857         107,143            (32,143)                                              --             75,000
Returned
restricted
stock           (750,000,000)       (750,000)           300,000                                               --           (450,000)
Return of
common stock     (15,000,000)        (15,000)             6,000                                               --             (9,000)
Acquisition
of treasury
stock                                                                 74,000,000          (60,593)            --            (60,593)
Net loss                --              --                 --                                           (1,522,865)      (1,522,865)
              --------------    ------------    ---------------    -------------    -------------    -------------    -------------
Balance -
December 31,
2006           4,987,821,621    $  4,987,821    $    28,360,091       74,000,000          (60,593)   $ (35,094,060)   $  (1,806,741)
              ==============    ============    ===============    =============    =============    =============    =============


                    The accompanying notes are an integral part of these financials statements.



                                    GREM USA
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                          2005           2005
                                                       -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                             $(1,522,865)   $(2,392,506)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation expense                                     26,829          7,915
   Stock issued for services                             1,020,007      1,068,300
   Stock issued for compensation                           708,694        600,000
   Write down of Account Payable                          (605,477)
  Changes in Assets and Liabilities
    (Increase) in accounts receivable                       (7,478)        (2,800)
    (Increase) in deposits                                   2,300         (4,134)
    (Increase) in interest on loan to shareholder             (721)          --
     Increase in accounts payable                           (3,775)        11,790
     Increase in accrued salary                            600,000        600,000
                                                       -----------    -----------
   Total adjustments                                     1,140,379      2,281,071
                                                       -----------    -----------
Net Cash (Used in) provided by Operating Activities       (382,486)       214,366
                                                       -----------    -----------

Cash Flows from Investing Activities:
  Purchase of fixed assets                                 (24,950)      (400,650)
                                                       -----------    -----------
Cash Flows Used in Investing Activities                    (24,950)      (400,650)
                                                       -----------    -----------

Cash Flows from Financing Activities:
  Stock issued for cash                                       --           25,500
  Proceeds from notes payable                              440,000        236,000
  Payments on notes payable                                (14,904)        (4,788)
  Loan to shareholder                                      (49,785)          --
                                                       -----------    -----------
Cash Flows Provided by Financing Activities                375,311        256,713
                                                       -----------    -----------

Net Increase (Decrease) in cash and cash equivalents       (32,125)        44,928
Cash and cash equivalents - beginning of period             44,928           --
                                                       -----------    -----------

Cash and cash equivalents - end of period              $    12,803    $    44,928
                                                       ===========    ===========

Supplemental information:
    Cash paid for interest                             $    86,437    $    14,811
                                                       ===========    ===========

Supplemental schedule of non-cash
  investing and financing Activities:
Stock issued for building and land -
  273,000,000 shares                                          --          300,300

   The accompanying notes are an integral part of these financials statements.

                                    GREM USA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant losses. As of December 31, 2006, the current liabilities exceed the current assets by $1,559,908. As shown in the financial statements, the Company incurred a net loss of $1,522,865 for year then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the lives of property, plant and equipment.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of the assets, which are generally five to seven years. The Company's building is being depreciated over an estimated life of twenty seven and a half years.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2006 and 2005, advertising costs were immaterial.

STOCK-BASED COMPENSATION

SFAS No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R') allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123R, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

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

BASIC AND DILUTED NET INCOME PER SHARE

Net income per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.

NEW ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company's 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS
157. The Company is currently evaluating the potential impact of adopting this standard.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for the Company's first quarter 2007 financial statements with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements but does not expect the impact to be material.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company's fiscal year 2006 annual financial statements. The adoption of SAB No. 108 had no impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the components of property, plant and equipment:

                                               DECEMBER 31,
                                            -------------------

                                            2006           2005        LIFE
                                            ----           ----     -----------
Land                                     $  15,000     $  15,000         NA
Building                                   285,300       285,300     27.5 years
Office Furniture                             2,650             0     5 years
Equipment                                  122,650       100,350     5 - 7 years
                                         ---------     ---------
                                           425,600       400,650
Less accumulated depreciation              (34,744)       (7,915)
                                         ---------     -----------
                                         $ 390,856     $ 392,735
                                         =========     ===========

Depreciation expense for the years ended December 31, 2006 and 2005 was $26,829 and $7,915, respectively.

NOTE 3. NOTES PAYABLE

Notes payable consist of the following:

                                                            DECEMBER 31,
                                                    --------------------------
                                                       2006             2005
                                                    ---------        ---------
Unsecured note payable to
an individual, 10% interest,
principal and
interest due
April 2008                                           $ 150,000        $ 150,000
Unsecured note payable to
an individual, 10% interest,
principal and
interest due May 2008                                   30,000           30,000
Unsecured note payable to
an individual, 10% interest,
principal and
interest due May 2008                                   20,000           20,000
Unsecured note payable to
an individual, 8% interest,
principal and
interest due June 2007                                  15,000           15,000
Loan payable to Bayview Loan
Servicing, 9.75% interest, monthly
installments of principal,
interest and property taxes
of $5,639,
maturing July 2021                                     435,688                0
Note payable to a company,
8% interest, monthly principal
and interest
payment of $959,
 maturing June 2007                                      5,621           16,213
                                                     ---------        ---------
                                                       656,309          231,213
Less: current portion                                  (18,621)         (10,591)
                                                     ---------        ---------
Total long- term debt                                $ 637,688        $ 220,622
                                                     =========        =========

Future maturities of long-term debt are as follows as of December 31, 2006:

2007                                            $    33,621
2008                                                217,842
2009                                                 21,079
2010                                                 23,229
2011                                                 25,598
Thereafter                                          334,939
                                                -----------
                                                $  656,309

NOTE 4. INCOME TAXES

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

Deferred tax assets:
        Net operating loss carryforwards                           $ 33,571,195
        Valuation allowance for deferred tax assets                 (33,571,195)
                                                                   ------------
               Net deferred tax assets                             $       --
                                                                   ============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2006, the Company had net operating loss carryforwards of $33,571,195 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 5. COMMON STOCK

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

NOTE 6. STOCKHOLDERS EQUITY

The following stock transactions occurred during the year ended December 31, 2006:

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

On May 16, 2006, the Company issued 19,000,000 shares of its $0.001 par value common stock to two individuals for consulting services valued at $13,300.

On May 23, 2006, the Company issued 156,000,000 shares of its $0.001 par value common stock to various individuals for consulting services valued at $93,600.

On June 27, 2006, the President returned the 750,000,000 shares issued on April 21, 2006, valued at $450,000.

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

On October 16, the Board paid Management Services to Edward Miers in the amount of $60,000 cash to retire a portion of the debt owed for the period July 2005 through September 2005.

On October 18, 2006, the Company entered into a 90 day, 8% interest loan with its President and majority shareholder, Edward Miers. The short-term loan was in the amount of $31,285 and was repaid in full on January 17, 2007.

On October 18, 2006, the Company paid $3715 cash to retire a portion of debt owed to Edward Miers for Management Services for the period July 2005 to September 2005.

On November 10, 2006, the Company entered into an additional 68 day, 8% loan with its President and majority shareholder, Edward Miers. The short-term loan was in the amount of $18,500 and was repaid in full on January 17, 2007.

On November 16, 2006, the Company issued 30,000,000 shares of its $0.001 par value common stock to three individuals for consulting services valued at $15,000.

On October 27, 2006 the Company paid $2000 cash to retire a portion of debt owed to Edward Miers for Management Services for the period July 2005 to September 2005.

On December 22, 2006 the Company paid $4091.28 cash to retire a portion of debt owed to Edward Miers for Management Services for the period July 2005 to September 2005.

On December 27, 2006 the Company paid $145.74 cash to retire a portion of debt owed to Edward Miers for Management Services for the period July 2005 to September 2005.

NOTE 7. TREASURY STOCK

On October 01, 2006, the Company bought back 65,000,000 shares registered in the name of GREM USA and retired these shares. Also, on August 10, 2006 the Company bought back 9,000,000 shares of its $0.001 par value restricted common stock from J. Pat Taylor for $5,400 cash and retired these shares. As of December 31, 2006, these repurchased shares are held in treasury and are available for future reissuance.

NOTE 8. WRITE-OFF OF ACCOUNTS PAYABLE

In June 2006, management determined that one of its acquired payable balances was no longer valid and therefore, the Company wrote-off the entire balance of $605,477 and recorded this amount into other income for the year ending December 31, 2006.

NOTE  9.  RELATED PARTY TRANSACTIONS

For each year ending December 31, 2006 and 2005, the Company accrued management fees totaling $1,200,000 for services performed by its President and majority shareholder.

On October 18, 2006, the Company entered into a 90 day, 8% interest loan with its President and majority shareholder, Edward Miers. The short-term loan was in the amount of $31,285 and was repaid in full on January 17, 2007.

On November 10, 2006, the Company entered into an additional 68 day, 8% loan with its President and majority shareholder, Edward Miers. The short-term loan was in the amount of $18,500 and was repaid in full on January 17, 2007.

NOTE 10. COMMITMENTS AND CONTINGENCIES

MANAGEMENT SERVICES CONTRACT

In January 2005, the Company entered into a two-year management services contract to pay its president a salary of $1,200,000 per year. In 2007, the Company extended this contract to pay its president, Edward Miers, $1,200,000 for the years 2007 and 2008.

NOTE 11.  SUBSEQUENT EVENT

On February 22, 2007, the Company filed with the Secretary of State of the State of Nevada, a Certificate of Change (the "Certificate") to the Company's Articles of Incorporation. The Certificate is effective as of February 22, 2007, (the "Effective Date") and effects a 4-for-1 reverse stock split of the Company's issued and outstanding shares of Common stock, par value $.001(the "Reverse Split"). The number of shares of Common Stock the Company is authorized to issue remains unchanged at 5,000,000,000. As of the Effective Date, every 4 shares of the Company's issued and outstanding Common Stock, $.001 par value, automatically converted to one share of Common Stock, $.001 par value. No fractional shares were issued in connection with the Reverse Split. Fractional shares will be rounded up to the next whole share. The Reverse Split did not alter any voting rights or other terms of the Company's Common Stock. As a result of the Reverse Split, beginning March 2, 2007, the Company's Common Stock will trade on the OTC Bulletin Board under the trading symbol GRUS.