Form 10QSB
period 2007-03-31
GREM USA
filed 2007-05-22
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2007
                                                 --------------

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                        Commission file number 000-30567
                                               ---------

                                    GREM USA
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                       35-2281610
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No.)

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 1, 2007, was 4,564,955,823 shares.

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


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
 GREM, USA, Inc.

We have reviewed the accompanying balance sheets of GREM, USA, Inc. as of March 31, 2007 and the related statements of operations for the three-months ended March 31, 2007, and 2006 and related statements of cash flows for the three-months ended March 31, 2007 and 2006, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2007. These financial statements are the responsibility of the Company's management.

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





Jaspers + Hall, PC
May 22, 2007


                                    GREM USA
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                     MARCH 31,      DECEMBER 31,
                                                       2007            2006
                                                   ----------------------------
                                                                     (AUDITED)
ASSETS
Current Assets:
   Cash                                            $     17,296    $     12,803
   Accounts receivable                                    5,900          10,278
   Inventory                                                508            --
   Note receivable from shareholder                        --            49,785
   Interest receivable on note from shareholder             899             721
   Deposits                                               1,834           1,834
                                                   ------------    ------------
      Total Currents Assets                              26,437          75,421
                                                   ------------    ------------

Property and Equipment, net                             383,691         390,856
                                                   ------------    ------------
TOTAL ASSETS                                       $    410,128    $    466,277
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                      26,333           8,015
   Accrued management services                          408,548       1,608,694
   Current portion of long-term debt                     15,726          18,621
                                                   ------------    ------------
      Total Current Liabilities                         450,607       1,635,330
                                                   ------------    ------------
Long-Term Liabilities:
   Notes payable, long-term portion                     634,365         637,688
                                                   ------------    ------------
   Total Long-term liabilities                          634,365         637,688
                                                   ------------    ------------
   Total Liabilities                                  1,084,972       2,273,017
                                                   ------------    ------------

Stockholders' Deficiency
   Common stock                                       4,250,955       1,246,955
   Additional paid-in capital                        30,600,157      32,100,957
   Treasury stock                                       (60,593)        (60,593)
   Accumulated deficit                              (35,465,363)    (35,094,060)
                                                   ------------    ------------
      Total Stockholders' Deficiency                   (674,844)     (1,806,741)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $    410,128    $    466,277
                                                   ============    ============


                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.




                                    GREM USA
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                  ----------------------------------
                                                       2007              2006
                                                  ---------------    ---------------

REVENUES - net                                    $          --      $          --

EXPENSES:
 Management compensation                                  300,000            300,000

 Consulting fees                                             --              389,100
 Other selling, general and administrative exp.            52,857             35,328
 Depreciation                                               7,164              6,203
                                                  ---------------    ---------------
  Total Operating Expenses                                360,021            730,631
                                                  ---------------    ---------------

OTHER INCOME (EXPENSE):
 Interest income                                              320                 99
 Interest expense                                         (16,402)            (5,693)

 Other income                                                --                8,117
                                                  ---------------    ---------------
  Total Other income (expense)                            (16,082)             2,523
                                                  ---------------    ---------------

NET INCOME (LOSS)                                 $      (371,303)   $      (728,108)
                                                  ===============    ===============

Per share information
   Weighted average number
     of common shares outstanding                   2,196,233,183        862,186,545
                                                  ===============    ===============

Basic & Diluted Loss per common share             $          0.00    $          0.00
                                                  ===============    ===============








                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.


                                    GREM USA
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                          2007           2006
                                                      -----------    -----------
Cash Flows from Operating Activities:
Net Loss                                              $  (371,303)   $  (728,108)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation expense                                     7,164          6,202
   Stock issued for services                            1,503,200        389,100
   Changes in assets and liabilities:
            Inventory                                        (508)          --
            Accounts receivable                             4,378           (115)
            Deposits                                         --           (1,017)
            Receivable from shareholder                    49,785           --
            Accrued interest on loan to shareholder          (178)          --
            Accounts payable                               18,319         (9,475)
            Accrued management fee                     (1,200,146)       300,000
                                                      -----------    -----------
Net Cash Provided by (Used in) Operating Activities        10,711        (43,413)
                                                      -----------    -----------

Cash Flows from Investing Activities
 Purchase of fixed assets                                    --           (2,650)
                                                      -----------    -----------
Cash Flows Used in Investing Activities                      --           (2,650)
                                                      -----------    -----------

Cash Flows from Financing Activities:

  Proceeds from notes payable                                --           50,000

  Payments on notes payable                                (6,218)        (2,569)
                                                      -----------    -----------

Cash Flows Provided by Financing Activities                (6,218)        47,431
                                                      -----------    -----------

Net increase in cash and cash equivalents                   4,493          1,368
Cash and cash equivalents - beginning of period            12,803         44,928
                                                      -----------    -----------
Cash and cash equivalents - end of period             $    17,296    $    46,296
                                                      ===========    ===========









                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.

                                    GREM USA
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2006 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of consolidated interim reports.

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



NOTE 2 - GOING CONCERN

The Company has an accumulated deficit as of March 31, 2007 of $35,465,363. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of March 31, 2007, the current liabilities exceed the current assets by $424,170. As shown in the financial statements, the Company incurred a net loss of $371,303 for the three months then ended.


The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 3 - INVENTORY

At March 31, 2007, the Company has $508 in inventory, which consists of raw materials and work-in-process. It is the Company's policy to state inventory at lower of cost or market.


NOTE 4 - PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset.

The following summarizes the components of property, plant and equipment:

                                      MARCH 31,     DECEMBER 31,   DEPRECIABLE
                                        2007           2006           LIFE
                                      ---------     ---------     -------------
Land                                  $  15,000     $  15,000         NA
Building                                285,300       285,300     27.5 years
Office Furniture                          2,650         2,650       5 years
Equipment                               122,650       122,650     5 - 7 years
                                      ---------     ---------
                                        425,600       425,600
Less accumulated depreciation           (41,909)      (34,744)
                                      ---------     ---------
                                      $ 383,691     $ 390,856
                                      =========     =========


NOTE 5- NOTES PAYABLE AND CONVERTIBLE DEBENTURE

Notes payable at March 31, 2007 consisted of the following:

     Unsecured note payable to an individual, interest at 10%,
     principal and interest due April 2008                            $ 150,000

     Unsecured note payable to an individual, interest at 10%,
     principal and interest due May 2008                                 30,000

     Unsecured note payable to an individual, interest at 10%,
     principal and interest due May 2008                                 20,000

     Unsecured note payable to a company, interest at 8%,
     principal and interest due June 2007                                15,000

     Loan Payable to Bayview Loan Servicing, interest at 9.75%, monthly installments of principal and interest and real
     estate taxes in the amount of $5639, maturing July 2021            432,253

     Note payable to a company, interest at 8%, monthly
     installments of principal and interest in the amount
     of $959, maturing June 2007                                          2,838
                                                                      ---------

     Total notes payable                                                650,091
     Less: current portion                                              (15,726)
                                                                      ---------
     Total long-term debt                                             $ 634,365
                                                                      =========



For the three month periods ended March 31, 2007 and 2006, the Company has recorded interest expense totaling $16,402 and $5,693, respectively.

NOTE 6- COMMON STOCK

On February 22, 2007, the Company filed with the Secretary of State of the State of Nevada, a Certificate of Change (the "Certificate") to the Company's Articles of Incorporation. The Certificate is effective as of February 22, 2007, (the "Effective Date") and effects a 4-for-1 reverse stock split of the Company's issued and outstanding shares of Common stock, par value $.001(the "Reverse Split"). The number of shares of Common Stock the Company is authorized to issue remains unchanged at 5,000,000,000. As of the Effective Date, every 4 shares of the Company's issued and outstanding Common Stock, $.001 par value, automatically converted to one share of Common Stock, $.001 par value. No fractional shares were issued in connection with the Reverse Split. Fractional shares were rounded up to the next whole share. The Reverse Split did not alter any voting rights or other terms of the Company's Common Stock. As a result of the Reverse Split, beginning March 2, 2007, the Company's Common Stock began trading on the OTC Bulletin Board under the trading symbol GRUS.

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

NOTE 7 - TREASURY STOCK

On October 01, 2006, the Company bought back 65,000,000 shares registered in the name of GREM USA and retired these shares. Also, on August 10, 2006 the Company bought back 9,000,000 shares of its $0.001 par value restricted common stock from J. Pat Taylor for $5,400 cash and retired these shares. As of March 31, 2007, these repurchased shares are held in treasury and are available for future reissuance.

NOTE 8 - STOCKHOLDERS' EQUITY

The following stock transactions occurred during the three months ended March 31, 2007:

On March 2, 2007, the Company issued 3,000,000,000 shares of its $0.001 par value restricted common stock to Ed Miers for accrued management services for a portion of 2005 through November 2006 valued at $1,500,000.

On March 6, 2007, the Company issued 4,000,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $3,200.

NOTE 9 - RELATED PARTY TRANSACTIONS

In each three-month period ended March 31, 2007 and 2006, the Company accrued management fees totaling $300,000, for services performed by its President and majority shareholder.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2007, the current liabilities exceed the current assets by $424,170 and the Company has incurred a quarterly net loss of $371,303. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT 12 MONTHS.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing and through revenue generated from our anticipated guitar sales. During 2006, we received $440,000 in connection with our mortgage loan agreement, which carries an interest rate of 9.75% per annum and is due in monthly installments of $5,639 per month (included in this amount are principle, interest and real estate taxes), maturing July 2021. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. Additionally, we will continue to issue stock to our consultants in lieu of making cash payment to consultants. In 2006, we issued consultants shares of our common stock valued at approximately $639,600. Furthermore, on April 9, 2007, we filed a Form S-8 with the SEC which will allow us to issue up to 560,000,000 shares of unrestricted common stock.

SUMMARY OF ANY PRODUCT RESEARCH AND DEVELOPMENT THAT WE WILL PERFORM FOR THE TERM OF OUR PLAN OF OPERATION.

Gregory Reszel has been continually researching and developing our five initial prototype guitars and at this time we have completed the design of the five prototypes. We will now focus on operations on implementing mass production capabilities once sufficient funds are available, if ever, now that we have successfully moved our operations to our newly purchased building. We expect in the near future to begin selling and shipping these five prototypes. Recently, Mr. Reszel changed the neck design on both the Grem Reaper and the Uppercut models from a "glue in" neck to a "neck through" on both models. Mr. Reszel will continually develop and fine-tune our prototypes to constantly improve the quality and sound of the guitar. In 2006, we issued shares of our common stock to Mr. Reszel in exchange for services amounting to $24,000. During the first quarter of 2007, Mr. Reszel was issued additional shares of common stock in exchange for $3,200 in services, respectively.

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

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES.

As of March 31, 2007, we had one employee, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

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

Our near term cash requirements are to be offset through the issuance of our unrestricted common stock and through guitar sales. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of product sales, and will be required to obtain additional financing to fund operations through common stock offerings and debt financing to the extent necessary to provide working capital.

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

In 2005 and through the first quarter of 2007, the Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS WHICH RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2006 and our unaudited financial statements for the period ended March 31, 2007 indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

In the past we have relied on the ability to issue shares of our common stock to satisfy the majority of our operating expenses. We are authorized to issue 5 billion shares of common stock. As of May 1, we had 4,564,955,823 shares outstanding, which allows us to issue an additional 435,044,177 shares

(approximately $696,000 in value) without amending our Articles of Incorporation. Our inability to issue shares of our common stock to satisfy our working capital needs may be substantially impact our ability to continue to retain the services of consultants and employees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     RECENT ISSUANCES OF SECURITIES REGISTERED PURSUANT TO FORM S-8

         The following table is a summary of the 2007 registration statements filed on Form S-8.

                                  NUMBER OF SHARES
  DATE FORM S-8 FILED               REGISTERED                 NAME OF PLAN
  -------------------               ----------                 ------------
    April 9, 2007                   560,000,000               GREM USA Stock
                                                           Compensation Plan

We issued shares to the following consultant from a Registration Statement on Form S-8 filed on May 12, 2006.

                              DATE OF          NUMBER OF           VALUE OF
    PERSON ISSUED TO         ISSUANCE           SHARES              SHARES
    ----------------         --------           ------              ------
     Gregory Reszel      March 6, 2007        4,000,000             $3,200


RECENT SALES OF UNREGISTERED SECURITIES

On March 2, 2007, we issued 3,000,000,000 restricted shares of our common stock, valued at $1,500,000, to our sole officer and director for accrued management fees. As of December 31, 2006, we had accrued $1,608,694 in management services fees to Mr. Miers and this issuance served as payment for his 2005 and 2006 services. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of
Section 4(2) based upon his relationship with the Company, including his status as the sole officer and director. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the Company's financial statements and the 34 Act reports. We reasonably believe that the recipient immediately prior to issuing the shares, had such knowledge and experience in his financial and business matters that he was capable of evaluating the merits and risks of their investment.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------
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


GREM USA
(Registrant)


By: /S/ EDWARD MIERS
--------------------
      Edward Miers, Principal Accounting Officer
      (On behalf of the registrant and as
       principal accounting officer)

Date: MAY 22, 2007