Form 10KSB/A
period 2006-12-31
GREM USA
filed 2007-05-23
CIK 1084983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB (the "Amendment") hereby amends the Form 10-KSB of GREM USA for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on March 30, 2007 (the "Original Filing"). The Amendment is being filed to correct the Company's financial statements and corresponding footnotes, which have been revised to reflect the Company's reverse stock split on February 22, 2007. In addition, the Company has revised its Statements of Cash Flows to reflect the purchase of treasury stock in 2006. No other material changes have been made.

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

                                   2006                         2005
                      ----------------------------------------------------------
                           High           Low           High            Low
                      ------------------------------ ---------------------------
1st Quarter           $     0.0048  $     0.0028  $     0.028   $     0.0007
2nd Quarter           $     0.0036  $     0.0020  $     0.0135  $     0.0004
3rd Quarter           $     0.0036  $     0.0024  $     0.0038  $     0.0001
4th Quarter           $     0.0036  $     0.0008  $     0.001   $     0.0001

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

                          NUMBER OF SHARES
 DATE FORM S-8 FILED         REGISTERED              NAME OF PLAN
--------------------- ---------------------- -----------------------------------
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

                            DATE OF            NUMBER OF
  PERSON ISSUED TO         ISSUANCE            SHARES           VALUE OF SHARES
--------------------------------------------------------------------------------
 Catherine Konkle      February 14, 2006       6,000,000            $4,800

         We also issued shares to the following consultants/employees from a Registration Statement on Form S-8 filed on February 3, 2006.

                                                      NUMBER OF        VALUE OF
PERSON ISSUED TO             DATE OF ISSUANCE         SHARES           SHARES
------------------------------------------ -------------------------------------
Catherine Konkle             February 14, 2006       15,000,000      $    12,000
Dennis Nartker               February 14, 2006       30,000,000      $    24,000
Gregory Reszel               February 14, 2006       10,000,000      $     8,000
Matthew Lettau               February 14, 2006       10,000,000      $     8,000
Joshua Harris                February 14, 2006        3,000,000      $     2,400
Steve Carnes                 February 14, 2006      150,000,000      $   120,000
James Taylor                 February 14, 2006       30,000,000      $    24,000
Nathan Weides                February 14, 2006        3,000,000      $     2,400
Dennis Nartker               February 27, 2006       20,000,000      $    16,000
Catherine Konkle             March 2, 2006           20,000,000      $    16,000
Dennis Nartker               March 2, 2006           20,000,000      $    16,000
Gregory Reszel               March 2, 2006           10,000,000      $     8,000
Joshua Harris                March 2, 2006            3,000,000      $     2,400
Steve Carnes                 March 2, 2006          150,000,000      $   120,000
Nathan Weides                March 2, 2006            3,000,000      $     2,400
David Peters                 March 7, 2006            3,000,000      $     2,700
Catherine Konkle             April 20, 2006          10,000,000      $     6,000
Dennis Nartker               April 20, 2006          10,000,000      $     6,000
Gregory Reszel               April 20, 2006          10,000,000      $     6,000
Joshua Harris                April 20, 2006           2,000,000      $     1,200
Steve Carnes                 April 20, 2006         150,000,000      $    90,000
Nathan Weides                April 20, 2006           2,000,000      $     1,200
David Peters                 April 20, 2006           2,000,000      $     1,200
Dennis Nartker               May 16, 2006             6,000,000      $     4,200
Chad Ingram                  May 16, 2006            13,000,000      $     9,100

Steve Carnes                 May 23, 2006            40,000,000      $    24,000
Chad Ingram                  May 23, 2006            30,000,000      $    18,000
Dennis Nartker               May 23, 2006            20,000,000      $    12,000
Greg Reszel                  May 23, 2006            20,000,000      $    12,000
Joshua Harris                May 23, 2006             3,000,000      $     1,800
Catherine Konkle             May 23, 2006            20,000,000      $    12,000
David Peters                 May 23, 2006             4,000,000      $     2,400
Nathan Weides                May 23, 2006             4,000,000      $     2,400
Albert Rasch                 September 6, 2006       10,000,000      $     8,000
Gregory Reszel               November 16, 2006       15,000,000      $     7,500
Chad Ingram                  November 16, 2006       10,000,000      $     5,000
Catherine Konkle             November 16, 2006        5,000,000      $     2,500


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

===================== ================== =======================================
NAME                         AGE              POSITIONS AND OFFICES HELD
--------------------- ------------------ ---------------------------------------
Edward Miers                 43          CEO, President, Principal Accounting
                                         Officer, Secretary, Treasurer and
                                         Director
--------------------- ------------------ ---------------------------------------

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

(B) SUMMARY COMPENSATION TABLE


                                   Annual Compensation              Long Term Compensation
                               --------------------------------------------------------------------
                                                               Awards           Payouts
                                                             ---------------------------
                                                                                         All other
Name and Principal                                           Restricted           LTIP    compen-
    Position            Year      Salary      Bonus    Other    Stock   Options  Payouts  sation
---------------------------------------------------------------------------------------------------
Edward Miers,           2006   $1,200,000(1)   -0-      -0-      -0-      -0-      -0-      -0-
Chief Executive
Officer and             2005   $1,200,000(2)   -0-      -0-      -0-      -0-      -0-      -0-
President               2004   $  300,000(3)   -0-      -0-      -0-      -0-      -0-      -0-


(1) During the fiscal year ended December 31, 2006, our sole officer and director did not receive cash compensation for his services. $1,200,000 of his salary has been accrued at December 31, 2006.
(2) During the fiscal year ended December 31, 2005 our sole officer and director did not receive cash compensation for his services, however, he did receive 1,000,000,000 restricted shares of the Company's common stock, on May 2, 2005, valued at $300,000 as partial compensation for his services during 2005. Mr. Miers has accrued his remaining salary for 2005.
(3) During the fiscal year ended December 31, 2004 our sole officer and director did not receive cash compensation for his services as an officer or director, however, on February 10, 2005, he did receive 1,000,000,000 shares of the Company's common stock as compensation for his services during 2004. The shares were valued at $300,000.


CONSULTANTS COMPENSATION

         Due to our lack of cash and inability to generate revenues at this point in time, we have utilized the services of consultants, whom have received stock for compensation. The following consultants received stock for compensation in excess of $100,000.

NAME OF             AMOUNT OF          VALUE OF                  TYPE OF
CONSULTANT         SHARES ISSUED        SHARES                   SERVICES
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



---------------------------------------------------------------------------------------------------

         Name and Address of                                                        Percent of
       Beneficial Owner (1),                                  Number                Ownership
        Officer, or Director                                 of Shares                 (2)
---------------------------------------------------------------------------------------------------
Edward Miers
   President, CEO, Secretary, Treasurer, Director           3,618,920,358              85.5%
315 E. Wallace Street, Fort Wayne, Indiana 46803

Cede & Co
PO Box 222, Bowling Green Station, New York, NY 10274         502,962,582             11.9%
                                                          ----------------     --------------------

Total of all Officers, Directors, and Beneficial Owners    4,121,882,940              97.4%
                                                          ================     ====================

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

                                         GREM USA.

                                         By: /S/ EDWARD MIERS
                                         --------------------
                                             Edward Miers, President/Director

                                             Dated: APRIL 3, 2007

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                  OFFICE                              DATE


/S/ EDWARD MIERS              CEO/President /Principal        APRIL 3, 2007
----------------              Accounting Officer
                              Director
Edward Miers

                                TABLE OF CONTENTS
                                                                       PAGE
REPORT OF REGISTERED INDPENDENT PUBLIC ACCOUNTING FIRM..................F-1

BALANCE SHEET...........................................................F-2

STATEMENT OF OPERATIONS.................................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY.......................................F-4

STATEMENT OF CASH FLOWS.................................................F-5

NOTES TO FINANCIAL STATEMENTS....................................F-6 - F-12

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



Jaspers + Hall, PC
Denver, Colorado
March 30, 2007




                                    GREM USA
                                 BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                                            2006             2005
                                                        ------------    ------------
ASSETS
Current Assets
 Cash                                                   $     12,803    $     44,928
 Accounts receivable                                          10,278           2,800
 Note receivable from shareholder                             49,785            --
 Interest receivable on note from shareholder                    721            --
 Deposits                                                      1,834           4,134
                                                        ------------    ------------
  Total Currents Assets                                       75,421          51,862
                                                        ------------    ------------
Property and Equipment:
Land                                                          15,000          15,000
Building                                                     285,300         285,300
Furniture                                                      2,650            --
Equipment                                                    122,650         100,350
                                                        ------------    ------------
  Total Property and Equipment                               425,600         400,350
Less accumulated depreciation                                (34,744)         (7,915)
                                                        ------------    ------------
    Net Property and Equipment                               390,856         392,735
                                                        ------------    ------------


TOTAL ASSETS                                            $    466,277    $    444,597
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
Current Liabilities:
 Accounts payable and accrued expenses                  $      8,015    $    617,267
 Accrued salary                                            1,608,694         900,000
 Current portion of long-term debt                            18,621          10,591
                                                        ------------    ------------
  Total Current Liabilities                                1,635,329       1,527,858
                                                        ------------    ------------
Long-term liabilities:
 Notes payable                                               637,688         220,622
                                                        ------------    ------------
  Total long-term liabilities                                637,688         220,622
                                                        ------------    ------------

TOTAL LIABILITIES                                          2,273,017       1,748,480
                                                        ------------    ------------

Stockholders' Deficit:
 Common stock, par value $.001, 5,000,000,000 shares
 authorized: 1,246,955,405 and 810,919,691 issued and
at December 31, 2006 and 2005, respectively                1,246,955         810,920
 Additional paid-in capital                               32,100,957      31,456,392
 Treasury stock                                              (60,593)           --
 Accumulated deficit                                     (35,094,060)    (33,571,195)
                                                        ------------    ------------
  Total Stockholders' Deficit                             (1,806,741)     (1,303,883)
                                                        ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $    466,277    $    444,597
                                                        ============    ============
              The accompanying notes are an integral part of these
                             financials statements.


                                    GREM USA
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                           2006              2005
                                                  ---------------    ---------------



REVENUES                                          $         9,077    $          --


EXPENSES:
 Management compensation                                1,200,000          1,500,000
 Consulting fees                                          677,600          1,068,300
 Other selling, general and administrative exp.           166,031            109,494
 Depreciation                                              26,829              7,915
                                                  ---------------    ---------------
  Total Operating Expenses                              2,070,460          2,685,709
                                                  ---------------    ---------------

OTHER REVENUES & EXPENSES:
 Interest income                                            4,169              1,530
 Interest expense                                         (86,437)           (14,112)
 Other income                                             620,786              5,785
                                                  ---------------    ---------------
  Total Other Revenues & Expenses                         538,518             (6,797)
                                                  ---------------    ---------------


NET LOSS                                          $    (1,522,865)   $    (2,392,506)
                                                  ===============    ===============


Per share information
   Weighted average number
     of common shares outstanding                   1,115,488,256        739,607,191
                                                  ===============    ===============


Basic and diluted loss per common share           $          0.00    $          0.00
                                                  ===============    ===============




              The accompanying notes are an integral part of these
                             financials statements.



                                    GREM USA
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                      ADDITIONAL                                                        TOTAL
                             COMMON STOCK              PAID-IN           TREASURY STOCK              ACCUMULATED     STOCKHOLDERS'
                        SHARES          AMOUNT         CAPITAL        SHARES        AMOUNT             DEFICIT        DEFICIENCY
                     -------------   ------------   ------------   -------------   ------------   --------------   --------------
Balance -
December 31, 2003       25,354,581   $     25,355   $ 28,545,353                                   $ (29,176,184)  $     (605,477)

Issuance of common
stock for services       4,565,110          4,565      1,697,940                                            --          1,702,505
Net loss                                                                                              (2,002,505)      (2,002,505)
                     -------------   ------------   ------------   -------------   ------------   --------------   --------------
Balance -
December 31, 2004       29,919,691   $     29,920   $ 30,243,293                                   $ (31,178,689)  $     (905,477)
                     -------------   ------------   ------------   -------------   ------------   --------------   --------------

Issuance of common
stock for services     776,750,000        776,750      1,208,850                                            --          1,985,600
Issuance of common
stock for cash           4,250,000          4,250          4,250                                            --              8,500
Net loss                                                                                              (2,392,506)      (2,392,506)
                     -------------   ------------   ------------   -------------   ------------   --------------   --------------
Balance -
December 31, 2005      810,919,691   $    810,920   $ 31,456,393                                   $ (33,571,195)  $   (1,303,883)
                     -------------   ------------   ------------   -------------   ------------   --------------   --------------

Issuance of common
stock for services     600,500,000        600,500        864,100                                            --          1,464,600
Issuance of common
stock for debt          26,785,714         26,786         48,214                                            --             75,000
Returned restricted
stock                 (187,500,000)      (187,500)      (262,500)                                           --           (450,000)
Return of common
stock                   (3,750,000)        (3,750)        (5,250)                                           --             (9,000)
Acquisition of
treasury stock                                                        18,500,000        (60,593)            --            (60,593)
Net loss                (1,522,865)    (1,522,865)
                     -------------   ------------   ------------   -------------   ------------   --------------   --------------
Balance -
December 31, 2006    1,246,955,405   $  1,246,955   $ 32,100,957      18,500,000        (60,593)  $  (35,094,060)  $   (1,806,741)
                     =============   ============   ============   =============   ============   ==============   ==============


              The accompanying notes are an integral part of these
                             financials statements.


                                    GREM USA
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                           2006              2005
                                                                        -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                                              $(1,522,865)   $(2,392,506)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation expense                                                      26,829          7,915
   Stock issued for services                                              1,080,600      1,068,300
   Stock issued for compensation                                            708,694        600,000
   Write down of Account Payable                                           (605,477)
  Changes in Assets and Liabilities
    (Increase) in accounts receivable                                        (7,478)        (2,800)
    (Increase) in deposits                                                    2,300         (4,134)
    (Increase) in interest on loan to shareholder                              (721)          --
     Increase in accounts payable                                            (3,775)        11,790
     Increase in accrued salary                                             600,000        600,000
                                                                        -----------    -----------
   Total adjustments                                                      1,200,972      2,281,071
                                                                        -----------    -----------
Net Cash (Used in) provided by Operating Activities                        (321,893)       214,366
                                                                        -----------    -----------

Cash Flows from Investing Activities:
  Purchase of fixed assets                                                  (24,950)      (400,650)
                                                                        -----------    -----------
Cash Flows Used in Investing Activities                                     (24,950)      (400,650)
                                                                        -----------    -----------

Cash Flows from Financing Activities:
  Stock issued for cash                                                        --           25,500
  Purchase of treasury stock                                                (60,593)
  Proceeds from notes payable                                               440,000        236,000
  Payments on notes payable                                                 (14,904)        (4,788)
  Loan to shareholder                                                       (49,785)          --
                                                                        -----------    -----------
Cash Flows Provided by Financing Activities                                 314,718        256,713
                                                                        -----------    -----------

Net Increase (Decrease) in cash and cash equivalents                        (32,125)        44,928
Cash and cash equivalents - beginning of period                              44,928           --
                                                                        -----------    -----------


Cash and cash equivalents - end of period                               $    12,803    $    44,928
                                                                        ===========    ===========

Supplemental information:

    Cash paid for interest                                              $    86,437    $    14,811
                                                                        ===========    ===========

Supplemental schedule of non-cash investing and financing Activities:
Stock issued for building and land - 273,000,000 shares                        --          300,300

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

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the components of property, plant and equipment:

                                           DECEMBER 31,
                                   ------------------------
                                       2006         2005      DEPRECIABLE LIFE
                                       ----         ----      ----------------
Land                               $  15,000     $  15,000     NA
Building                             285,300       285,300     27.5 years
Office Furniture                       2,650             0     5 years
Equipment                            122,650       100,350     5 - 7 years
                                   ---------     ---------
                                     425,600       400,650
Less accumulated depreciation        (34,744)       (7,915)
                                   ---------     ---------
                                   $ 390,856     $   392,735
                                   =========     ===========

Depreciation expense for the years ended December 31, 2006 and 2005 was $26,829 and $7,915, respectively.

NOTE 3. NOTES PAYABLE

Notes payable consist of the following:

                                                           DECEMBER 31,
                                            ------------------------------------
                                                     2006               2005
                                                     ----               ----
Unsecured note payable to an individual,
10% interest,  principal and interest
due April 2008                              $      150,000        $   150,000
Unsecured note payable to an individual,
10% interest, principal and interest due
May 2008                                            30,000             30,000
Unsecured note payable to an individual,
10% interest, principal and interest due
May 2008                                            20,000             20,000
Unsecured note payable to an individual,
8% interest, principal and interest due
June 2007                                           15,000             15,000
Loan payable to Bayview  Loan  Servicing,
9.75%  interest,  monthly  installments
of  principal,interest and property taxes
of $5,639, maturing July 2021                      435,688                  0
Note payable to a company,  8% interest,
monthly principal and interest payment of
$959, maturing June 2007                             5,621             16,213
                                               -----------           --------
                                                   656,309            231,213
Less: current portion                              (18,621)           (10,591)
                                               -----------        -----------
Total long- term debt                          $   637,688        $   220,622
                                               ===========        ===========

Future maturities of long-term debt are as follows as of December 31, 2006:

          2007                  $       33,621
          2008                         217,842
          2009                          21,079
          2010                          23,229
          2011                          25,598
          Thereafter                   334,939
                                --------------
                                $      656,309
                                ==============

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

            Deferred tax assets:
                    Net operating loss carryforwards               $ 35,094,060
                    Valuation allowance for deferred tax assets     (35,094,060)
                                                                    ------------
                           Net deferred tax assets                 $          --
                                                                   =============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2006, the Company had net operating loss carryforwards of $35,094,060 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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