Form 10QSB
period 2007-06-30
GREM USA
filed 2007-08-14
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2007
                                                 -------------

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

The number of shares of Common Stock, $0.001 par value, outstanding on July 25, 2007, was 4,619,985,823 shares.

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


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
GREM, USA, Inc.

We have reviewed the accompanying balance sheets of GREM, USA, Inc. as of June 30, 2007 and the related statements of operations for the three-months and six months ended June 30, 2007, and 2006 and related statements of cash flows for the six-months ended June 30, 2007 and 2006, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2007. These financial statements are the responsibility of the Company's management.

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





Jaspers + Hall, PC
August 1, 2007


                                    GREM USA
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                       JUNE 30,    DECEMBER 31,
                                                         2007          2006
                                                   ----------------------------
                                                                     (AUDITED)
ASSETS
Current Assets:
   Cash                                            $      9,398    $     12,803
   Accounts receivable                                    2,800          10,278
   Inventory                                                508            --
   Note receivable from shareholder                        --            49,785
   Interest receivable on note from shareholder             929             721
   Deposits                                               1,834           1,834
                                                   ------------    ------------
      Total Currents Assets                              15,469          75,421
                                                   ------------    ------------

Property and Equipment, net                             376,536         390,856
                                                   ------------    ------------
TOTAL ASSETS                                       $    392,005    $    466,277
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                      37,767           8,015
   Accrued management services                          708,548       1,608,694
   Current portion of long-term debt                    231,469          18,621
                                                   ------------    ------------
      Total Current Liabilities                         977,784       1,635,330
                                                   ------------    ------------
Long-Term Liabilities:
    Notes payable, long-term portion                    414,642         637,688
                                                   ------------    ------------
     Total Long-term liabilities                        414,642         637,688
                                                   ------------    ------------
   Total Liabilities                                  1,392,426       2,273,017
                                                   ------------    ------------

Stockholders' Deficiency
   Common stock                                       4,635,345       1,246,955
   Additional paid-in capital                        30,876,267      32,100,957
   Treasury stock                                       (60,593)        (60,593)
   Accumulated deficit                              (36,451,440)    (35,094,060)
                                                   ------------    ------------
       Total Stockholders' Deficiency                (1,000,421)     (1,806,741)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $    392,005    $    466,277
                                                   ============    ============


          SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING NOTES TO THE
                             FINANCIAL STATEMENTS.


                                    GREM USA
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                               For the Three Months Ended           For the Six Months Ended
                                                         June 30                             June 30
                                          ------------------------------------------------------------------------
                                                 2007                2006              2007            2006
                                          ------------------------------------------------------------------------


REVENUES - net                            $         9,800    $         4,749    $        14,600    $         4,749

EXPENSES:
 Management compensation                          300,000            300,000            600,000            600,000
 Consulting fees                                  644,800            218,500            648,000            607,600
 Other selling, general and
   administrative exp.                             22,738             46,380             76,131             81,708
 Depreciation                                       7,156              6,327             14,320             12,530
                                          ------------------------------------------------------------------------
  Total Operating Expenses                        974,694            571,207          1,338,451          1,301,838
                                          ------------------------------------------------------------------------

OTHER REVENUES & EXPENSES:
 Interest income                                       46                 57                366                156
 Interest expense                                 (17,493)           (30,630)           (33,895)           (36,323)
 Other income                                        --              611,332               --              619,449
                                          ------------------------------------------------------------------------
  Total Other Revenues & Expenses                 (17,447)           580,759            (33,529)           583,282
                                          ------------------------------------------------------------------------

NET LOSS                                  $      (982,341)   $        14,301    $    (1,357,380)   $      (713,807)
                                          ========================================================================
Per share information
   Weighted average number
     of common shares outstanding           4,481,119,961      1,149,502,894      3,343,614,577      1,149,502,894
                                          ========================================================================

Basic and Diluted Loss per common share   $          0.00    $          0.00    $          0.00    $          0.00
                                          ========================================================================




          SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING NOTES TO THE
                             FINANCIAL STATEMENTS.



                                    GREM USA
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                        For the Six Months Ended
                                                                 June 30,
                                                       --------------------------
                                                            2007         2006
                                                       --------------------------
Cash Flows from Operating Activities:
  Net Loss                                             $(1,357,380)   $(1,319,285)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation expense                                     14,320         12,530
   Stock issued for services                             2,163,700        682,600
    Change in Assets and Liabilities
     (Increase) in inventory                                  (508)        (1,017)
     (Increase) in accounts receivable                       7,478         (2,630)
     (Increase) in deposits                                   --            2,300
     (Increase) in interest on loan to shareholder            (207)          --
     Increase in accounts payable                           27,751         12,999
     Increase in accrued management fee                   (900,146)       600,000
                                                       --------------------------
  Total adjustments                                      1,314,388      1,306,782
                                                       --------------------------
Net Cash Used in Operating Activities                      (42,992)       (12,503)
                                                       --------------------------

Cash Flows from Investing Activities
  Purchase of fixed assets                                    --          (20,465)
                                                       --------------------------
Cash Flows Used in Investing Activities                       --          (20,465)
                                                       --------------------------

Cash Flows from Financing Activities:
  Payments on notes payable                                (10,198)          --
  Proceeds from short-term loan to shareholder              49,785           --
                                                       --------------------------
Cash Flows Provided by Financing Activities                 39,587           --
                                                       --------------------------

Net Increase (Decrease) in cash and cash equivalents        (3,405)       (32,968)
Cash and cash equivalents - beginning of period             12,803         44,928
                                                       --------------------------

Cash and cash equivalents - end of period              $     9,398    $    11,960
                                                       ==========================


          SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING NOTES TO THE
                             FINANCIAL STATEMENTS.


                                    GREM USA
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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



NOTE 2 - GOING CONCERN

The Company has an accumulated deficit as of June 30, 2007 of $36,451,440. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of June 30, 2007, the current liabilities exceed the current assets by $962,315. As shown in the financial statements, the Company incurred a net loss of $1,357,380 for the six months then ended.


The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 3 - PROPERTY, PLANT & EQUIPMENT


Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset.

The following summarizes the components of property, plant and equipment:

                                       JUNE 30,     DECEMBER 31,   DEPRECIABLE
                                         2007          2006          LIFE
                                      ---------     ---------    -------------
Land                                  $  15,000     $  15,000         NA
Building                                285,300       285,300     27.5 years
Office Furniture                          2,650         2,650       5 years
Equipment                               122,650       122,650     5 - 7 years
                                      ---------     ---------
                                        425,600       425,600
Less accumulated depreciation           (49,064)      (34,744)
                                      ---------     ---------
                                      $ 376,536     $ 390,856
                                      =========     =========


NOTE 4- NOTES PAYABLE

Notes payable at June 30, 2007 consisted of the following:

Unsecured note payable to an individual, interest at 10%,
principal and interest due April 2008                               $   150,000

Unsecured note payable to an individual, interest at 10%,
principal and interest due May 2008                                      30,000

Unsecured note payable to an individual, interest at 10%,
principal and interest due May 2008                                      20,000

Unsecured note payable to a company, interest at 8%,
principal and interest due June 2008                                     15,000

Loan Payable to Bayview Loan Servicing, interest at
9.75%, monthly installments of principal and interest
and real estate taxes in the amount of $5,639,
maturing July 2021                                                      429,193

Note payable to a company, interest at 8%,
monthly installments of principal and
interest in the amount of $959, maturing June 2007                        1,918
                                                                    -----------

Total notes payable                                                     646,111
Less: current portion                                                  (231,469)
                                                                    -----------

Total long-term debt                                                $   414,642
                                                                    ===========


As of June 30, 2007, the Company is in default of its note payable to Advanced Molded Products, Inc. Under the terms of the note agreement, the interest rate rises to 12% in the event of default and Grem USA becomes liable for collection fees, including legal fees. As of August 1, 2007, the Company still owes $1,918 on this note plus accrued interest. GREM USA has not accrued for the additional fees and penalties as they are not considered material to GREM's financial statements. The Company anticipates repaying this note in full by the end of August 2007.

For the three month periods ended June 30, 2007 and 2006, the Company has recorded interest expense totaling $17,493 and $30,630, respectively, and for the six month periods ended June 30, 2007 and 2006, the Company has recorded interest expense totaling $33,895 and $36,323, respectively.


NOTE 5- COMMON STOCK

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

NOTE 6 - TREASURY STOCK

On October 01, 2006, the Company bought back 65,000,000 shares registered in the name of GREM USA and retired these shares. Also, on August 10, 2006 the Company bought back 9,000,000 shares of its $0.001 par value restricted common stock from J. Pat Taylor for $5,400 cash and retired these shares. As of June 30, 2007, these repurchased shares are held in treasury and are available for future reissuance.

NOTE 7 - STOCKHOLDERS' EQUITY

The following stock transactions occurred during the six months ended June 30, 2007:

On March 2, 2007, the Company issued 3,000,000,000 shares of its $0.001 par value restricted common stock to Ed Miers for accrued management services for a portion of 2005 through November 2006 valued at $1,500,000.

On March 6, 2007, the Company issued 4,000,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $3,200.

On April 13, 2007, the Company issued 69,500,000 shares of its $0.001 par value common stock to ten individuals for consulting services valued at $104,250.

On April 16, 2007, the Company issued 10,000,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $14,000.

On April 20, 2007, the Company issued 188,000,000 shares of its $0.001 par value common stock to sixteen individuals for consulting services valued at $357,200.

On May 16, 2007, the Company issued 6,250,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $10,000.

On June 5, 2007, the Company issued 70,000,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $56,000.

On June 6, 2007, the Company issued 26,000,000 shares of its $0.001 par value common stock to two individuals for consulting services valued at $28,600.

On June 14, 2007, the Company issued 11,000,000 shares of its $0.001 par value common stock to two individuals for consulting services valued at $71,500.

On June 20, 2007, the Company issued 2,500,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $13,250.

On June 26, 2007, the Company issued 1,140,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $5,700.


NOTE 8 - RELATED PARTY TRANSACTIONS

In each of the three and six-month periods ended June 30, 2007 and 2006, the Company accrued management fees totaling $300,000 and $600,000, respectively, for services performed by its President and majority shareholder.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2007, the current liabilities exceed the current assets by $962,315 and the Company has incurred a year-to-date net loss of $1,357,380. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT 12 MONTHS.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing and through revenue generated from our anticipated guitar sales. During 2006, we received $440,000 in connection with our mortgage loan agreement, which carries an interest rate of 9.75% per annum and is due in monthly installments of $5,639 per month (included in this amount are principle, interest and real estate taxes), maturing July 2021. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. Additionally, we will continue to issue stock to our consultants in lieu of making cash payment to consultants. In 2006, we issued consultants shares of our common stock valued at approximately $639,600. Furthermore, on April 9, 2007, we filed a Form S-8 with the SEC, which will allow us to issue up to 560,000,000 shares of unrestricted common stock. During the six months ended June 30, 2007, we issued consultants 388,390,000 shares of our common stock valued at $663,700. This leaves us with 171,610,000 shares of common stock to issues during the next twelve months.

SUMMARY OF ANY PRODUCT RESEARCH AND DEVELOPMENT THAT WE WILL PERFORM FOR THE TERM OF OUR PLAN OF OPERATION.

Gregory Reszel has been continually researching and developing our five initial prototype guitars and at this time we have completed the design of the five prototypes. We will now focus on operations on implementing mass production capabilities once sufficient funds are available, if ever, now that we have successfully moved our operations to our newly purchased building. We expect in the near future to begin selling and shipping these five prototypes. Recently, Mr. Reszel changed the neck design on both the Grem Reaper and the Uppercut models from a "glue in" neck to a "neck through" on both models. Mr. Reszel will continually develop and fine-tune our prototypes to constantly improve the quality and sound of the guitar. In 2006, we issued shares of our common stock to Mr. Reszel in exchange for services amounting to $24,000. During the first half of 2007, Mr. Reszel was issued additional shares of common stock in exchange for $27,000 in services, respectively.

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES.

As of June 30, 2007, we had one employee, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

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

In 2005 and through the second quarter of 2007, the Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS WHICH RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2006 and our unaudited financial statements for the period ended June 30, 2007 indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

In the past we have relied on the ability to issue shares of our common stock to satisfy the majority of our operating expenses. We are authorized to issue 5 billion shares of common stock. As of July 25, 2007, we had 4,619,985,823 shares outstanding, which allows us to issue an additional 380,014,177 shares (approximately $696,000 in value) without amending our Articles of Incorporation. Our inability to issue shares of our common stock to satisfy our working capital needs may be substantially impact our ability to continue to retain the services of consultants and employees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     RECENT ISSUANCES OF SECURITIES REGISTERED PURSUANT TO FORM S-8

         The following table is a summary of the 2007 registration statements filed on Form S-8.

                                   NUMBER OF
    DATE FORM S-8 FILED        SHARES REGISTERED           NAME OF PLAN
------------------------     --------------------    -------------------------
April 9, 2007                     560,000,000             GREM USA Stock
                                                        Compensation Plan

We issued shares to the following consultants from a Registration Statement on Form S-8 filed on April 9, 2007:

  PERSON ISSUED TO     DATE OF ISSUANCE   NUMBER OF SHARES     VALUE OF SHARES
--------------------- ------------------ ------------------ ------------------
Catherine Konkle         4/13/2007          15,000,000       $     22,500
Dennis Nartker           4/13/2007          15,000,000       $     22,500
Gregory Reszel           4/13/2007           7,000,000       $     10,500
Matthew Lettau           4/13/2007          15,000,000       $     22,500
David C Peters           4/13/2007           3,000,000       $      4,500
Edward G Miers           4/13/2007           3,000,000       $      4,500
Dustin Harding           4/13/2007           1,500,000       $      2,250

Austin Peters            4/13/2007           1,500,000       $      2,250
Albert J Rasch           4/13/2007           7,000,000       $     10,500
Gemma Matthews           4/13/2007           1,500,000       $      2,250
Nathan Rotstein          4/16/2007          10,000,000       $     14,000
Kaylee Pusti             4/20/2007           2,000,000       $      3,800
Paul Ebeling             4/20/2007          10,000,000       $     19,000
Catherine Konkle         4/20/2007          35,000,000       $     66,500
Dennis Nartker           4/20/2007           6,000,000       $     11,400
Gregory Reszel           4/20/2007           7,000,000       $     13,300
Matthew Lettau           4/20/2007          35,000,000       $     66,500
David C Peters           4/20/2007          10,000,000       $     19,000
Edward G Miers           4/20/2007          12,000,000       $     22,800
Austin Peters            4/20/2007           2,000,000       $      3,800
Dustin Harding           4/20/2007           2,000,000       $      3,800
Gemma Matthews           4/20/2007          12,000,000       $     22,800
Kaylee Pusti             4/20/2007           6,000,000       $     11,400
Mark Hindley             4/20/2007           2,000,000       $      3,800
Mel Kepman               4/20/2007          12,000,000       $     22,800
Nathan Rotstein          4/20/2007          15,000,000       $     28,500
Calvin Brown             4/20/2007          10,000,000       $     19,000
Anita Brown              4/20/2007          10,000,000       $     19,000
Catherine Konkle         5/16/2007           6,250,000       $     10,000
Garrett Reinke            6/5/2007          70,000,000       $     56,000
Edward G Miers            6/6/2007           6,000,000       $      6,600
Catherine Konkle          6/6/2007          20,000,000       $     22,000
James E Gibson           6/14/2007           3,000,000       $     19,500
Kenneth W Gibson         6/14/2007           8,000,000       $     52,000
Patrick Maderia          6/20/2007           2,500,000       $     13,250
Matthew Lettau           6/26/2007           1,140,000       $      5,700


RECENT SALES OF UNREGISTERED SECURITIES

On March 2, 2007, we issued 3,000,000,000 restricted shares of our common stock, valued at $1,500,000, to our sole officer and director for accrued management fees. As of December 31, 2006, we had accrued $1,608,694 in management services fees to Mr. Miers and this issuance served as payment for his 2005 and 2006 services. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of
Section 4(2) based upon his relationship with the Company, including his status as the sole officer and director. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the Company's financial statements and the 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in his financial and business matters that he was capable of evaluating the merits and risks of their investment.

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


GREM USA
(Registrant)


By: /S/ EDWARD MIERS
    ----------------
      Edward Miers, Principal Accounting Officer
      (On behalf of the registrant and as
       principal accounting officer)

Date: AUGUST 14, 2007