Form 10QSB
period 2007-09-30
GREM USA
filed 2007-11-14
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2007
                                               ------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                                Commission file number 000-30567
                                                                       ---------

                                    GREM USA
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                      35-2281610
------------------------------------------- ------------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 1, 2007 was 4,800,745,405.

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


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
 GREM, USA, Inc.

We have reviewed the accompanying balance sheets of GREM, USA, Inc. as of September 30, 2007 and the related statements of operations for the three and nine-months ended September 30, 2007, and 2006 and related statements of cash flows for the three and nine-months ended September 30, 2007 and 2006, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2007. These financial statements are the responsibility of the Company's management.

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





Jaspers + Hall, PC
November 14, 2007


                                    GREM USA
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2007            2006
                                                   ----------------------------
                                                                     (AUDITED)
ASSETS
Current Assets:
   Cash                                            $      4,058    $     12,803
   Accounts receivable                                    2,800          10,278
   Inventory                                                508            --
   Note receivable from shareholder                        --            49,785
   Interest receivable on note from shareholder            --               721
   Deposits                                               1,834           1,834
                                                   ------------    ------------
      Total Currents Assets                               9,200          75,421
                                                   ------------    ------------

Property and Equipment, net                             369,385         390,856
                                                   ------------    ------------
TOTAL ASSETS                                       $    378,585    $    466,277
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                      32,029           8,015
   Accrued management services                        1,007,864       1,608,694
   Current portion of long-term debt                    234,230          18,621
                                                   ------------    ------------
      Total Current Liabilities                       1,274,123       1,635,330
                                                   ------------    ------------
Long-Term Liabilities:
    Notes payable, long-term portion                    408,833         637,688
                                                   ------------    ------------
     Total Long-term liabilities                        408,833         637,688
                                                   ------------    ------------
   Total Liabilities                                  1,682,956       2,273,017
                                                   ------------    ------------

Stockholders' Deficiency
   Common stock                                       4,802,245       1,246,955
   Additional paid-in capital                        30,936,517      32,100,957
   Treasury stock                                       (60,593)        (60,593)
   Accumulated deficit                              (36,982,540)    (35,094,060)
                                                   ------------    ------------
       Total Stockholders' Deficiency                (1,304,371)     (1,806,741)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $    378,585    $    466,277
                                                   ============    ============


                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.


                                    GREM USA
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                   For the Three Months Ended             For the Nine Months Ended
                                                          September 30                          September 30
                                             -------------------------------------------------------------------------
                                                    2007               2006                2007              2006
                                             -------------------------------------------------------------------------

REVENUES - net                               $        12,300    $          --      $        26,900    $         4,749

EXPENSES:
 Management compensation                             300,000            300,000            900,000            900,000
 Consulting fees                                     211,150              8,000            859,150            615,600
 Other selling, general and administrative             7,388             21,704             83,518            101,480
 Depreciation                                          7,151              7,151             21,471             19,681
                                             ---------------    ---------------    ---------------    ---------------
  Total Operating Expenses                           525,689            336,855          1,864,139          1,636,761
                                             ---------------    ---------------    ---------------    ---------------

OTHER REVENUES & EXPENSES:
 Interest income                                          10              1,055                376              1,211
 Interest expense                                    (17,722)           (33,772)           (51,617)           (70,095)
 Other income                                           --                1,337               --              620,786
                                             ---------------    ---------------    ---------------    ---------------
  Total Other Revenues & Expenses                    (17,712)           (31,380)           (51,241)           551,902
                                             ---------------    ---------------    ---------------    ---------------

NET LOSS                                     $      (531,101)   $      (368,235)   $    (1,888,480)   $    (1,080,110)
                                             ===============    ===============    ===============    ===============

Per share information
   Weighted average number
     of common shares outstanding              4,723,092,658      4,598,011,574      3,820,437,786      4,598,011,574
                                             ===============    ===============    ===============    ===============

Basic and Diluted Loss per common share      $          0.00    $          0.00    $          0.00    $          0.00
                                             ===============    ===============    ===============    ===============




                SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.


                                    GREM USA
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                        For the Nine Months Ended
                                                              September 30,
                                                       --------------------------
                                                          2007           2006
                                                       -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                             $(1,888,480)   $(1,080,110)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation expense                                     21,471         19,681
   Stock issued for services                             2,390,850      1,060,200
   Write Down of Accounts Payable                              --         (605,477)
   Change in Assets and Liabilities
   (Increase) in inventory                                    (508)       (31,438)
   (Increase) in accounts receivable                         7,478         (3,150)
   (Increase) in deposits                                     --            2,300
   (Increase) in interest on loan to shareholder               721           --
   Increase in accounts payable                             25,931        (11,428)
   Increase in accrued management fee                     (600,829)       478,500
                                                      -----------    -----------
  Total adjustments                                      1,845,114        909,188
                                                       -----------    -----------
Net Cash Used in Operating Activities                      (43,366)      (170,922)
                                                       -----------    -----------

Cash Flows from Investing Activities
  Purchase of fixed assets                                    --          (24,950)
                                                       -----------    -----------
Cash Flows Used in Investing Activities                       --          (24,950)
                                                       -----------    -----------

Cash Flows from Financing Activities:
 Proceeds on Interbay note                                    --          440,000
 Payments on notes payable                                 (14,754)        (8,870)
 Proceeds from short-term loan to shareholder               49,375           --
                                                       -----------    -----------
Cash Flows Provided by Financing Activities                 34,621        431,130
                                                       -----------    -----------


Net Increase (Decrease) in cash and cash equivalents        (8,745)       235,258

Cash and cash equivalents - beginning of period             12,803         44,928
                                                       -----------    -----------

Cash and cash equivalents - end of period              $     4,058    $   280,186
                                                       ===========    ===========



                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.

                                    GREM USA
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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



NOTE 2 - GOING CONCERN

The Company has an accumulated deficit as of September 30, 2007 of $36,982,540. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As of September 30, 2007, the current liabilities exceed the current assets by $1,264,923. As shown in the financial statements, the Company incurred a net loss of $1,888,480 for the nine months then ended.


The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 3 - PROPERTY, PLANT & EQUIPMENT


Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset.

The following summarizes the components of property, plant and equipment:

                                            SEPTEMBER 30,        DECEMBER 31,
                                          2007        2006     DEPRECIABLE LIFE
                                          ----        ----     ----------------
Land                                  $  15,000     $  15,000         NA
Building                                285,300       285,300     27.5 years
Office Furniture                          2,650         2,650        5 years
Equipment                               122,650       122,650     5 - 7 years
                                      ---------     ---------
                                        425,600       425,600
Less accumulated depreciation           (56,215)      (34,744)
                                      ---------     ---------
                                      $ 369,385     $ 390,856
                                      =========     =========


NOTE 4- NOTES PAYABLE

Notes payable at September 30, 2007 consisted of the following:

  Unsecured note payable to an individual,
  interest at 10%, principal and interest
  due April 2008                                                     $  150,000

  Unsecured note payable to an individual,
  interest at 10%, principal and interest due
  May 2008                                                               30,000

  Unsecured note payable to an individual,
  interest at 10%, principal and interest due
  May 2008                                                               20,000

  Unsecured note payable to a company,
  interest at 8%, principal and interest
  due June 2008                                                          15,000

  Loan Payable to Bayview Loan Servicing,
  variable interest currently at 12.75%, monthly
  installments of principal and interest
  and real estate taxes in the amount of $5,639,
  maturing July 2021                                                    426,145

  Note payable to a company, interest at 8%,
  monthly installments of principal and
  interest in the amount of $959, maturing
  June 2007                                                               1,918
                                                                     ----------

Total notes payable                                                     643,063
Less: current portion                                                  (234,230)
                                                                     ----------
Total long-term debt                                                 $  408,833
                                                                     ==========


As of September 30, 2007, the Company is in default of its note payable to Advanced Molded Products, Inc. Under the terms of the note agreement, the interest rate rises to 12% in the event of default and Grem USA becomes liable for collection fees, including legal fees. As of November 1, 2007, the Company still owes $1,918 on this note plus accrued interest. GREM USA has not accrued for the additional fees and penalties as they are not considered material to GREM's financial statements. The Company anticipates repaying this note in full by the end of December 2007.

For the three month periods ended September 30, 2007 and 2006, the Company has recorded interest expense totaling $17,772 and $33,772, respectively, and for the nine month periods ended September 30, 2007 and 2006, the Company has recorded interest expense totaling $51,617 and $70,095, respectively.

Subsequent to September 30, 2007, the Company became in default of its note payable to Bayview Loan Servicing. As of November 5, 2007, the Company owes approximately $12,000 to Bayview, including late fees and penalties. GREM USA has not accrued for the additional fees and penalties as they are not considered material to GREM's financial statements. The current outstanding balance will be paid in full by Ed Miers, the Company's CEO and majority shareholder, on or before November 25, 2007. The anticipated repayment will be recorded as a note payable on the Company's books.


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

NOTE 6 - TREASURY STOCK

On October 01, 2006, the Company bought back 65,000,000 shares registered in the name of GREM USA and retired these shares. Also, on August 10, 2006 the Company bought back 9,000,000 shares of its $0.001 par value restricted common stock from J. Pat Taylor for $5,400 cash and retired these shares. As of September 30, 2007, these repurchased shares are held in treasury and are available for future reissuance.

NOTE 7 - STOCKHOLDERS' EQUITY

The following stock transactions occurred during the nine months ended September 30, 2007:

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

On April 20, 2007, the Company issued 188,000,000 shares of its $0.001 par value common stock to sixteen individuals for consulting services valued at $357,200. Subsequently, on July 12, 2007, 65,000,000 of these shares were cancelled as contracted services were not provided.

On May 16, 2007, the Company issued 6,250,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $10,000.

On June 5, 2007, the Company issued 70,000,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $56,000.

On June 6, 2007, the Company issued 26,000,000 shares of its $0.001 par value common stock to two individuals for consulting services valued at $28,600. Subsequently, on July 12, 2007, 34,000,000 of these shares were cancelled as contracted services were not provided.

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

On July 1, 2007, the Company cancelled 7,500,000 shares of its $0.001 par value common stock to two individuals for consulting services valued at $ 48,750 as contracted services were not provided.

On July 2, 2007, the Company issued 2,000,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $10,000.

On July 2, 2007, the Company issued 1,400,000 shares of its $0.001 par value restricted common stock to one individual for consulting services valued at $7,000.

On August 1, 2007, the Company issued 3,000,000 shares of its $0.001 par value restricted common stock to one individual for consulting services valued at $6,000.

On August 7, 2007, the Company issued 157,000,000 shares of its $0.001 par value common stock to fourteen individuals for consulting services valued at $251,200. Subsequently, on August 8, 2007, 24,000,000 of these shares valued at $38,400 were cancelled as contracted services were not provided.

On August 16, 2007, the Company issued 6,000,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $9,600.

On August 24, 2007, the Company issued 1,500,000 shares of its $0.001 par value restricted common stock to one individual for consulting services valued at $3,000.

On September 2, 2007, the Company issued 2,500,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $2,500.

On September 6, 2007, the Company issued 25,000,000 shares of its $0.001 par value common stock to one individual for consulting services valued at $25,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

In each of the three and nine-month periods ended September 30, 2007 and 2006, the Company accrued management fees totaling $300,000 and $900,000, respectively, for services performed by its President and majority shareholder. As of September 30, 2007, the Company has accrued management services due to its President of $1,007,864.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2007, the current liabilities exceed the current assets by $1,264,923 and the Company has incurred a year-to-date net loss of $1,888,480. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT 12 MONTHS.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing and through revenue generated from our anticipated guitar sales. During 2006, we received $440,000 in connection with our mortgage loan agreement, which carries a variable interest rate of 12.75% per annum (at September 30, 2007) and is due in monthly installments of $5,639 per month (included in this amount are principle, interest and real estate taxes), maturing July 2021. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. Additionally, we will continue to issue stock to our consultants in lieu of making cash payment to consultants. In 2006, we issued consultants shares of our common stock valued at approximately $639,600. Furthermore, on April 9, 2007, we filed a Form S-8 with the SEC, which will allow us to issue up to 560,000,000 shares of unrestricted common stock. During the nine months ended September 30, 2007, we issued consultants 555,290,000 shares of our common stock valued at $890,850. This leaves us with 216,255,000 shares of common stock to issues during the next twelve months.

SUMMARY OF ANY PRODUCT RESEARCH AND DEVELOPMENT THAT WE WILL PERFORM FOR THE TERM OF OUR PLAN OF OPERATION.

Gregory Reszel has been continually researching and developing our five initial prototype guitars and at this time we have completed the design of the five prototypes. We will now focus on operations on implementing mass production capabilities once sufficient funds are available, if ever, now that we have successfully moved our operations to our newly purchased building. We expect in the near future to begin selling and shipping these five prototypes. Recently, Mr. Reszel changed the neck design on both the Grem Reaper and the Uppercut models from a "glue in" neck to a "neck through" on both models. Mr. Reszel will continually develop and fine-tune our prototypes to constantly improve the quality and sound of the guitar. In 2006, we issued shares of our common stock to Mr. Reszel in exchange for services amounting to $24,000. During the nine months ending September 30, 2007, Mr. Reszel was issued additional shares of common stock in exchange for $27,000 in services, respectively.

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES.

As of September 30, 2007, we had one employee, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

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

In 2005 and through the third quarter of 2007, the Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

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

WE EXPECT A SUBSTANTIAL INCREASE IN EXPENSES AND MAY NOT ACHIEVE SIGNIFICANT PROFITABILITY; THIS MAY CAUSE OUR STOCK PRICE TO FALL.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS WHICH RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2006 and our unaudited financial statements for the period ended September 30, 2007 indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

In the past we have relied on the ability to issue shares of our common stock to satisfy the majority of our operating expenses. We are authorized to issue 5 billion shares of common stock. As of November 1, 2007, we had 4,800,745.405 shares outstanding, which allows us to issue an additional 199,254,595 shares (approximately $80,000 in value) without amending our Articles of Incorporation. Our inability to issue shares of our common stock to satisfy our working capital needs may be substantially impact our ability to continue to retain the services of consultants and employees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     RECENT ISSUANCES OF SECURITIES REGISTERED PURSUANT TO FORM S-8

         The following table is a summary of the 2007 registration statements filed on Form S-8.

                           NUMBER OF
DATE FORM S-8 FILED    SHARES REGISTERED                NAME OF PLAN
-------------------   ------------------ ---------------------------------------
April 9, 2007            560,000,000          GREM USA Stock Compensation Plan

We issued shares to the following consultants from a Registration Statement on Form S-8 filed on April 9, 2007:

PERSON ISSUED TO     DATE OF ISSUANCE   NUMBER OF SHARES     VALUE OF SHARES
------------------ ------------------- ------------------ --------------------
Catherine Konkle         7/2/2007         1,4000,000            $  7,000
Patrick Maderia          7/2/2007          2,000,000            $ 10,000
Catherine Konkle         8/7/2007         10,000,000            $ 16,000
Matthew Lettau           8/7/2007         12,000,000            $ 19,200
Dustin Harding           8/7/2007          5,000,000            $  8,000
Gregory Reszel           8/7/2007          5,000,000            $  8,000
Dennis Nartker           8/7/2007         25,000,000            $ 40,000
Edward G. Miers          8/7/2007         35,000,000            $ 56,000
Albert J Rasch           8/7/2007          5,000,000            $  8,000
Patrick Castagna         8/7/2007         10,000,000            $ 16,000
Patrick Maderia          8/7/2007          5,000,000            $  8,000
Newman Mauer             8/7/2007          3,000,000            $  4,800
Justin Chivers           8/7/2007          5,000,000            $  8,000
Dwane Bruick             8/7/2007          7,000,000            $ 11,200
Garrett Reinke           8/7/2007         20,000,000            $ 32,000
Paul Sauerteig           8/7/2007          5,000,000            $  8,000
Benjamin J Bowers        8/7/2007          5,000,000            $  8,000
Michael Carrender       8/16/2007          6,000,000            $  9,600
Michael Carrender        9/2/2007          2,500,000            $  2,500
Edward G.Miers           9/6/2007         25,000,000            $ 25,000


RECENT SALES OF UNREGISTERED SECURITIES

None

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


GREM USA
(Registrant)


By: /S/ EDWARD MIERS
    -------------------
      Edward Miers, Principal Accounting Officer
      (On behalf of the registrant and as
       principal accounting officer)

Date: NOVEMBER 14, 2007