Form 10KSB
period 2007-12-31
GREM USA
filed 2008-04-15
CIK 1084983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2007

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

The current number of shares of common stock, $0.001 par value, outstanding on March 20, 2008 was 238,997,481 shares, held by approximately 201 stockholders.

The issuer's revenues for its most recent fiscal year ended December 31, 2007 were $26,900.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 20, 2008 was approximately $358,496 based on a share value of $0.0015.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

GREM USA

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2007

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

         We had a working capital deficit for the year ended December 31, 2007 of $1,609,443. As a result of our financial status, our audited financial statements for the year ended December 31, 2007 indicate that there is substantial doubt about our ability to continue as a going concern.

(B) BUSINESS OF ISSUER

         GREM is a designer and manufacturer of custom handmade and mass-produced electric guitars, amplifiers and accessories. Grem engaged Greg Reszel, an independent consultant, who will lead the design and research and development of our products. Grem intends to position itself in the niche market for handmade guitars blending exotic & domestic woods and new designs.

         For the past four years Grem management has focused on the acquisition of design talent, equipment, and a building where Grem could design, manufacture, and ship custom handmade and mass-produced electronic guitars, amplifiers, and accessories.

MARKET OVERVIEW

2005 INDUSTRY ANALYSIS

The music products industry advanced into record territory in 2005, with sales increasing 6.2% to $7.8 billion. Sales gains were spread relatively evenly among the 55 product categories, reflecting continued enthusiasm for music making. The gains were even more heartening, considering the obstacles raised simultaneously by the climate and the economy.

An unusually heavy hurricane season, culminating in the Katrina disaster, brought business in much of the Gulf Coast region to a standstill in the fourth quarter. (We estimate that lack of sales in coastal Alabama, Mississippi and Louisiana trimmed overall industry revenues by approximately 1% for the year.) Complicating matters, fuel shortages in the aftermath of the hurricanes pushed gasoline prices past the $3-per-gallon level for several weeks, hitting consumers hard in the wallet and putting a damper on all retail sales. The Federal Reserve also raised interest rates eight times during the year, squeezing the 62 million holders of adjustable rate mortgages, as well as those with credit cards.

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

There are numerous challenges to sustaining a viable business in the music products industry, but as data illustrates, consumer demand doesn't currently seem to be one of them. In the major instrument categories, which include fretted instruments, keyboards, wind instruments and drum kits, unit sales topped 8 million in 2005, a 2% increase over the previous year. Include computer-based music-making products, DJ, karaoke products and small instruments like harmonicas and hand percussion, and the industry's unit sales probably are closer to 16 million. Comparatively speaking, the music products industry is not a large one--if it were a single company, it would rank 290 on the Fortune 500, just behind Avon Cosmetics and slightly ahead of Land O'Lakes dairy products. Nevertheless, 16 million unit transactions indicate that we reach a broader swath of the population than most people realize. As a smaller industry, our business is impacted by larger social and economic trends, running the gamut from demographics to currency exchange rates.

To understand the larger forces that shaped the music products industry in 2005, it would have helped to spend time in the crowded trading pits of the Chicago Mercantile Exchange, where commodity brokers frantically buy and sell crude oil futures, wheat, timber and most of the world's other basic materials. It's doubtful that a commodity broker ever penned a hit song or designed a unique musical tool, yet, as a group, commodity prices have a tremendous impact on the industry.

Paced by a surge in the price of crude oil, from $39 a barrel on December 31, 2004, to $100 by the end of 2007, commodity prices staged their biggest gains in two decades, rising over 200%. As a result, factories around the world saw their raw materials costs spike sharply. Whether it was wood for pianos, steel for electronics chassis or plastic resins for cases, raw material prices were up anywhere from 50 percent to 100 percent. These dramatically higher material costs led to the first across-the-board price increases in approximately five years. The increases, which ranged between 4 percent and 8 percent, affected producers in every corner of the globe and definitively ended the deflationary spiral. For the past five years, retailers and manufacturers alike have been lamenting the difficulties of remaining profitable in a deflationary climate. "We have to move more units just to keep our sales volume even," was the standard refrain, at times echoed by "If we could just raise our prices by 5 percent, we'd be in great shape." Against this backdrop, the recent spate of price increases should have been well received. But that was not the case. Due to a glut of supply in every product category, manufacturers were able to pass along only a fraction of their higher material costs. Retailers had a similar problem; most of their revenue gains were dissipated by higher utility bills and freight charges.

To understand how competitive pressures forced producers to absorb cost increases, consider the basic plastic guitar case. Although the cost of plastic resin pellets (a petroleum by-product) jumped 80 percent during the year, the price lists of the major case manufacturers indicated at most a 10 percent price rise. Similar cost dynamics played out across all 55 product categories tracked in this report, which helps explain why profit growth was next to non-existent among most of the industry's top suppliers. Complaints notwithstanding, there was some good news to be found in the higher prices. Higher costs usually have a significant impact on consumer buying patterns. Increases in the price of gasoline, for example, have reduced the sale of large SUVs by 55 percent over the past 12 months. However, the 4 percent to 8 percent unit price increases in music and audio products had no perceptible impact on sales.

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

However, there are some positive factors that provide a tailwind for the entire industry. For centuries, poets have waxed eloquently about how music speaks to a deep human longing. Now we have neuroscientists providing hard data confirming the intuition of the poets. Whether you respond to the poets or the scientists, it's difficult to overstate the appeal of music making. So it would appear that basic human physiology is on our side. Demographics are also helping. For years, the industry has been described as a "youth business"; there is no question that our core consumer group is between the ages of 12 and 24. However, that primary age group has been augmented in recent years by sizable numbers of 30- to 65-year-olds. This older group isn't as large, but it tends to buy higher-priced products and has contributed significantly to the sales growth of top-line products.

U.S. SEGMENT DATA

Fretted instruments by any objective measure, 2005 was a good year: the dollar and unit value of guitars reached the highest levels in history. Sales of acoustic guitars increased 2 percent in units and 10.9 percent in retail value, while electrics slipped 1.5 percent in units but advanced 15.4 percent in retail value. Total guitar sales saw a 13.3 percent gain in retail value. Amplifiers, strings and related accessories posted similar gains. Despite these banner results, many retailers and manufacturers were unsatisfied; they had expected sales to be even higher. Over the previous two years, a number of manufacturers enjoyed considerable success selling guitars through the mass merchant channel. The best part of this distribution expansion was that the presence of instruments in Wal-Mart, Costco, Target, Sears, Best Buy and other retail stores seemed to produce pure "plus" business, without adversely affecting instrument sales in the MI channel. That changed in late 2005.

During the holiday season, mass merchandisers took a serious bite out of fourth-quarter entry-level sales, leaving many MI dealers with unsold inventory at year-end. Early reports indicate that mass merchants also finished 2005 with more unsold guitars than had been projected. This inventory bulge represents a challenge for manufacturers as they chart their distribution strategy for 2006. Do they refocus their efforts on the MI channel? Do they become further involved with mass merchants? Do they try to straddle both retail channels? All three approaches include some element of risk.

The industry's distribution challenges appear not to have impacted the buying public's attraction to the guitar (a conclusion verified by robust sales levels). Harder to quantify, but equally telling, is the way other national brands scrambled to piggyback on the guitar's popularity.

During 2005, Daimler-Chrysler, H&R Block, the Gap, Hewlett- Packard, IBM and Citigroup were among the major companies that featured guitars prominently in their ad campaigns. The reason for this is simple: Across a broad demographic segment, the guitar is associated with fun, creativity, inspiration and a host of other positive attributes. From the iPod generation to the AARP members in the best seats at the recent Rolling Stones tour, it's hard to identify any other musical product that has such wide appeal. This bodes well for future sales.

Another positive factor fueling industry growth has been the "baseball card" effect: Enthusiastic guitarists want to "collect them all." This has accelerated sales growth in a variety of niche segments, most notably arch-top instruments. Sales growth has also been aided by the tremendous proliferation of models. To put this in perspective, 52 years ago Fender offered two Stratocaster models--one with a vibrato that retailed for $249 and one without that retailed for $229. Today, including the Squier brand, Fender offers upwards of 75 variations on the Strat, ranging in price from $129 to $9,500 (and that doesn't include the nearly infinite variety of custom instruments that are available). Other guitar manufacturers have been similarly prolific with their new models.

Broad-based consumer appeal, coupled with an unprecedented product offering, ensures strong long-term prospects for guitar market. Retail Value Market Share is estimated at 15% for fretted instruments, 21.7% for electric guitars and 34.0% for acoustic guitars.

During 2007, sales of electric guitars increased over 2006 at a higher rate than the number of guitars sold. Therefore, the average price per guitar increased over 2006 which means that either the value of the guitar increased or more higher-priced guitars were sold.

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

CONSULTANTS

         We have utilized the services of in excess of 15 consultants, whom have received stock for compensation. Refer to the section entitled, "Recent Sales of Securities Registered Pursuant to Form S-8."
         On June 01, 2007, we entered into a one-year oral consulting agreement with Gregory M. Reszel and have continued to utilize his services on a month to month basis, wherein he agreed to assist us with general business consulting services. Services include, but were not limited, to assisting us and management with various projects, design and fabrication of musical instruments, business management services and other business related services. We agreed to compensate and issue Mr. Reszel a number of shares of our free trading common stock, par value $0.001 per share, that equals $31,200 a year or $600 per week. The Shares were registered under S-8. Mr. Reszel has been a musician for over thirty years and a luthier, someone who makes stringed musical instruments such as violins or guitars, for over twenty years.

INVESTMENT IN TECHNOLOGY

         Grem has websites displaying the initial designs of the guitars that will be sold and brand descriptions, all of which can be accessed at WWW.GREMUSA.COM, or WWW.GMRESZEL.COM. Information contained on these websites is for information purposes only and is not a part of this report.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns and occupies a 40,000 square building at 315 E. Wallace Street, Fort Wayne, IN, which is subject to a mortgage loan agreement.

         The Company believes its current facilities are suitable for their respective uses and adequate for the Company's needs.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2007.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET INFORMATION

         Our common stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotations Bulletin Board System, under the symbol "GRUS". Our common stock began quotation on the OTC Bulletin Board on February 21, 2001 under the trading symbol "LCCP." On September 8, 2003, following our name change to "Global Business Markets, Inc", we began quotation under the symbol "GBMI". On November 2, 2004, following a symbol change, we began quotation under the symbol "GBMK." On December 29, 2004, following our name change to "GREM USA", we began quotation under the current symbol "GRMU." On March 2, 2007, the Company's symbol was changed to "GRUS", in connection with its reverse stock split which was effective on February 22, 2007. On February 6, 2008, the Company's symbol was changed to "GRMU", in connection with its reverse stock split which was effective on this same date (see note 9 to the notes to the financial statements).

         The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                  2007                2006
                          --------- --------- --------- ----------
                             High      Low      High        Low
                          --------- --------- --------- ----------
1st Quarter                 $.0015    $.0003   $0.0048    $0.0007
2nd Quarter                 $.0014    $.0007   $0.0036    $0.0004
3rd Quarter                $.00074    $.0006   $0.0036    $0.0001
4th Quarter                 $.0007    $.0001   $0.0036    $0.0001

(b) HOLDERS OF COMMON STOCK

         As of March 20, 2008, we had approximately 201 stockholders of record of the 238,997,481 shares outstanding. As of March 20, 2008, the closing price of GRMU's shares of common stock was $0.0015 per share.

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

                              NUMBER OF
DATE FORM S-8 FILED       SHARES REGISTERED              NAME OF PLAN
---------------------- --------------------- -----------------------------------
April 9, 2007             560,000,000 (1)    GREM USA Stock Compensation Plan,
                                                       as amended
November 7, 2007          190,000,000 (1)    GREM USA Stock Compensation Plan,
                                                       as amended

     (1) Section 6 of GREM USA's Stock Compensation Plan, originally filed on May 5, 2005 was amended.

         During the year ended December 31, 2007, we issued shares of common stock to the following consultant/employee. These shares were issued in a Registration Statement on Form S-8 filed on May 17, 2006.

PERSON ISSUED TO     DATE OF ISSUANCE    NUMBER OF SHARES    VALUE OF SHARES
------------------- ------------------- ------------------ ------------------
Gregory Reszel        March 7, 2007        4,000,000            $3,200

         We also issued shares to the following consultants/employees from a Registration Statement on Form S-8 filed on April 9, 2007.

PERSON ISSUED TO     DATE OF ISSUANCE    NUMBER OF SHARES    VALUE OF SHARES
------------------- ------------------- ----------------- --------------------
Catherine Konkle       April 13, 2007     15,000,000            $22,500
Dennis Nartker         April 13, 2007     15,000,000            $10,500
Gregory Reszel         April 13, 2007      7,000,000            $10,500
Matthew Lettau         April 13, 2007     15,000,000            $22,500
David Peters           April 13, 2007      3,000,000            $4,500
Edward G Miers         April 13, 2007      3,000,000            $4,500
Dustin Harding         April 13, 2007      1,500,000            $2,250
Austin Peters          April 13, 2007      1,500,000            $2,250
Albert J Rasch         April 13, 2007      7,000,000            $10,500
Gemma Matthews         April 13, 2007      1,500,000            $2,250
Kaylee Pusti           April 13, 2007      2,000,000            $3,800
Paul Ebeling           April 13, 2007     10,000,000            $19,000
Catherine Konkle       April 13, 2007     35,000,000            $66,500
Dennis Nartker         April 20, 2007      1,000,000            $3,400
Gregory Reszel         April 20, 2007      7,000,000            $13,300
Matthew Lettau         April 20, 2007     35,000,000            $66,500
Edward G Miers         April 20, 2007     12,000,000            $22,800
Austin Peters          April 20, 2007      2,000,000            $3,800
Dustin Harding         April 20, 2007      2,000,000            $3,800
Gemma Matthews         April 20, 2007     12,000,000            $22,800
Kaylee Pusti           April 20, 2007      6,000,000            $11,400
Mark Hindley           April 20, 2007      2,000,000            $3,800
Mel Kepman             April 20, 2007     12,000,000            $22,800
Nathan Rotstein        April 20, 2007     30,000,000            $57,000

Garret Reinke           June 5, 2007      70,000,000            $56,000
Edward G Miers          June 6, 2007       6,000,000            $6,600
Catherine Konkle        June 6, 2007      20,000,000            $22,000
James Gibson            June 14, 2007      1,500,000            $9,750
Kenneth Gibson          June 14, 2007      2,000,000            $13,000
Patrick Maderia         June 20, 2007      2,500,000            $13,250
Patrick Maderia         July 2, 2007       2,000,000            $10,000
Catherine Konkle       August 7, 2007     10,000,000            $16,000
Matthew Lettau         August 7, 2007     12,000,000            $19,200
Dustin Harding         August 7, 2007      5,000,000            $8,000
Gregory Reszel         August 7, 2007      5,000,000            $8,000
Dennis Nartker         August 7, 2007     25,000,000            $40,000
Edward G Miers         August 7, 2007     35,000,000            $56,000
Albert J Rasch         August 7, 2007      5,000,000            $8,000
Patrick Castagna       August 7, 2007     10,000,000            $16,000
Patrick Maderia        August 7, 2007      5,000,000            $8,000
Newman Mauer           August 7, 2007      3,000,000            $4,800
Justin Chivers         August 7, 2007      1,000,000            $1,600
Dwane Bruick           August 7, 2007      7,000,000            $11,200
Benjamin Bowers        August 7, 2007      5,000,000            $8,000
Michael Carrender      August 16, 2007     6,000,000            $9,600
Michael Carrender     September 2, 2007    2,500,000            $2,500
Edward G Miers        September 6, 2007   25,000,000            $25,000
Richard Pusti          October 2, 2007    10,000,000            $5,000
Dustin Harding         October 2, 2007     7,000,000            $3,500
Albert J Rasch        November 15, 2007   10,000,000            $2,000
Dustin Harding        November 15, 2007   15,000,000            $3,000

We also issued shares to the following consultants/employees from a Registration Statement on Form S-8 filed on November 8, 2007.

PERSON ISSUED TO      DATE OF ISSUANCE     NUMBER OF SHARES     VALUE OF SHARES
--------------------- ------------------ ------------------    -----------------
Matthew Lettau        November 15, 2007   60,000,000            $12,000
Gregory Reszel        November 15, 2007   15,000,000            $3,000
Edward G Miers        November 15, 2007   10,000,000            $12,000
Albert J Rasch        November 15, 2007   10,000,000            $2,000
Richard Pusti         November 15, 2007   15,000,000            $3,000
Chris Schrubey        November 20, 2007   17,000,000            $3,400
Gemma Matthews        November 20, 2007   15,000,000            $3,000


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

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT 12 MONTHS.

         We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing and through revenue generated from our anticipated guitar sales. During 2007 we were able to sustain operations through the issuance of stock for services. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. Additionally, we will continue to issue stock to our consultants in lieu of making cash payment to consultants. In 2007, we issued consultants shares of our common stock valued at approximately $876,050.

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

SUMMARY OF ANY PRODUCT RESEARCH AND DEVELOPMENT THAT WE WILL PERFORM FOR THE TERM OF OUR PLAN OF OPERATION.

         Gregory Reszel has been continually researching and developing our five initial prototype guitars and at this time we have completed the design of the five prototypes. We will now focus on operations on implementing mass production capabilities once sufficient funds are available, if ever, now that we have successfully moved our operations to our newly purchased building. We expect in the near future to begin selling and shipping these five prototypes. Mr. Reszel however, will continually develop and fine tune our prototypes to constantly improve the quality and sound of the guitar. In 2007 and in 2006, we issued shares of our common stock to Mr. Reszel in exchange for services amounting to $38,000 and $41,500, respectively.

EXPECTED PURCHASE OR SALE OF SIGNIFICANT EQUIPMENT.

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

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES.

         As of December 31, 2007, we had one employee, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

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

         The Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our sole officer and director for the years ended December 31, 2006 and 2007. Further, over the past several years we have issued several million dollars worth of stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

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

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2007 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES AND, THEREFORE, OUR ABILITY TO CONTINUE OPERATIONS IS AT RISK.

         We had a working capital deficit for the year ended December 31, 2007, which means that our current liabilities exceeded our current assets on December 31, 2007 by $1,609,443. As of December 31, 2007, we had $2,526 in current assets. Current assets are assets that are expected to be converted to cash within one year. Our working capital deficit means that our current assets on December 31, 2007 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations. If we fail to establish profitable operations and continue to incur losses; the price of our common stock could be expected to fall.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS WHICH RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our audited financial statements for the years ended December 31, 2007 and 2006, which are included in this filing, indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

OUR SOLE DIRECTOR AND EXECUTIVE OFFICER, MR. EDWARD MIERS, BENEFICIALLY OWNS APPROXIMATELY 8.2% OF OUR COMMON STOCK AND 52.0% OF OUR PREFERRED STOCK. EACH SHARE OF THE PREFERRED STOCK CONVERTS INTO 1,000 SHARES OF COMMON STOCK AT THE DISCRETION OF THE SHAREHOLDER. THEREFORE, MR. MIERS, IS EFFECTIVELY THE MAJORITY SHAREHOLDER OF THE COMPANY STOCK.

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

ITEM 7.  FINANCIAL STATEMENTS.

         See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) , as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, he has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements.

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

================== ============= ===============================================
NAME                   AGE                 POSITIONS AND OFFICES HELD
------------------ ------------- -----------------------------------------------
Edward Miers            44       CEO, President, Principal Accounting Officer,
                                 Secretary, Treasurer and Director
------------------ ------------- -----------------------------------------------

DUTIES, RESPONSIBILITIES AND EXPERIENCE

         EDWARD MIERS, age 44, has been the Chief Executive Officer, President, Secretary/Treasurer and Director of the Company since July 29, 2003. Prior to that, Mr. Miers owned and operated Research Capital Group, Inc., a private company, from 2002 until 2004. From 1999 until 2002, he owned and operated Diablo Stocks, Inc., also a private company. During the 1980s, Mr. Miers operated two private business ventures related to the music industry, Miers Systems, Inc. and Summit Sound, Inc. Miers Systems produced audio amplifiers and Summit Sound was a retailer of guitars, amplifiers, and professional audio equipment. Mr. Miers has not in the past and does not currently serve on the board of directors for any other public company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2007, Edward Miers filed all forms 3, forms 4 and forms 5 on a timely basis.

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

ITEM 10. EXECUTIVE COMPENSATION

(A) GENERAL

         The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the most recent fiscal year ending December 31, 2007 and for the fiscal years ending December 31, 2006 and 2005. The remuneration described in the table does not include the cost of GREM USA's benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of GREM USA's business.

(B) SUMMARY COMPENSATION TABLE


                                             Annual Compensation                        Long Term Compensation
                                    --------------------------------------- ------------------------------------------------


                                                                               Awards                      Payouts
                                                                             -----------------------------------------------

Name and Principal                                                           Restricted                LTIP      All other
    Position               Year          Salary          Bonus     Other       Stock      Options     Payouts   compensation
------------------------- --------- ----------------- ---------- ---------- ------------ ----------- ---------- ------------
Edward Miers,             2007        $1,200,000 (1)      -0-        -0-        -0-           -0-        -0-          -0-
Chief Executive Officer   2006        $1,200,000 (2)      -0-        -0-        -0-           -0-        -0-          -0-
and President             2005        $1,200,000 (3)      -0-        -0-        -0-           -0-        -0-          -0-




(1) During the fiscal year ended December 31, 2007, our sole officer and director did not receive cash compensation for his services. $1,200,000 of his salary has been accrued at December 31, 2007.
(2) During the fiscal year ended December 31, 2006, our sole officer and director did not receive cash compensation for his services. $1,200,000 of his salary has been accrued at December 31, 2006.
(3) During the fiscal year ended December 31, 2005 our sole officer and director did not receive cash compensation for his services, however, he did receive 1,000,000,000 restricted shares of the Company's common stock, on May 2, 2005, valued at $300,000 as partial compensation for his services during 2005. Mr. Miers has accrued his remaining salary for 2005.


CONSULTANTS COMPENSATION

         Due to our lack of cash and inability to generate revenues at this point in time, we have utilized the services of consultants, whom have received stock for compensation. During the year ended December 31, 2007, the following consultants received stock for compensation in excess of $100,000.

NAME OF CONSULTANT      AMOUNT OF         VALUE            TYPE OF
                      SHARES ISSUED     OF SHARES         SERVICES
------------------------------------------------------------------------------
Catherine Konkle        80,000,000      $127,000    Management and Accounting
Matthew Lettau         122,000,000      $120,000    Management

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 20, 2008, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

         The percentage of beneficial ownership for the following table is based on 238,997,481 shares of common stock outstanding as of March 20, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 20, 2008 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

--------------------------------------------------------------------------------
                                                                    Percent of
 Name and Address of Beneficial Owner (1),            Number         Ownership
 Officer, or Director                               of Shares          (2)
--------------------------------------------------------------------------------
Edward Miers
   President, CEO, Secretary, Treasurer, Director   19,499,804       8.159%
315 E. Wallace Street,
Fort Wayne, Indiana 46803

Cede & Co
PO Box 222, Bowling Green Station,
New York, NY 10274                                206,967,039       86.598%
                                           ------------------    ---------

Total of all Officers, Directors,
and Beneficial Owners                             226,466,843      94.757%
                                           ==================    ========

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)  Figures are rounded to the nearest tenth of a percent.


             In addition to the above, Edward Miers owns 5,200,000 shares of the recently issued Class A Preferred Stock. This represents 52% of the 10,000,00 shares authorized by the Company. As discussed more fully in the Footnotes to the financial statements, the Company issued voting 0.001 par value Class A Preferred Stock on February 7, 2008. Such shares are convertible into common stock on a one-for-one thousand basis.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

         The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006, for professional services rendered by Jaspers + Hall, PC, for the 2007 and 2006 audits and for the registrant's financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $7,500 and $7,925, respectively.

 (2) AUDIT-RELATED FEES

         None.

(3) TAX FEES

         The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006, for professional services rendered by Jaspers + Hall, PC, for tax compliance, tax advice, and tax planning, for those fiscal years were included in the audit and review fees. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

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

                                         Dated: APRIL 15, 2008

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                 OFFICE                          DATE


/S/ EDWARD MIERS             CEO/President    /Principal        APRIL 15, 2008
----------------                                                --------------
                             Accounting Officer
Edward Miers                 Director

                                TABLE OF CONTENTS
                                                                           PAGE
REPORT OF REGISTERED INDPENDENT PUBLIC ACCOUNTING FIRM......................F-1

BALANCE SHEET...............................................................F-2

STATEMENT OF OPERATIONS.....................................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY...........................................F-4

STATEMENT OF CASH FLOWS.....................................................F-5

NOTES TO FINANCIAL STATEMENTS........................................F-6 - F-12

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
GREM USA

We have audited the accompanying balance sheet of GREM USA, as of December 31, 2007 and 2006 and the related statement of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GREM USA at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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



Jaspers + Hall, PC
Denver, Colorado
April 11, 2008


                                    GREM USA
                                 BALANCE SHEETS
                           DECEMBER 31, 2007 AND 2006

                                                          2007            2006
                                                      ------------    ------------
ASSETS
Current Assets
 Cash                                                 $        692    $     12,803
 Accounts receivable                                          --            10,278
 Note receivable from shareholder                             --            49,785
 Interest receivable on note from shareholder                 --               721
 Deposits                                                    1,834           1,834
                                                      ------------    ------------
  Total Currents Assets                                      2,526          75,421
                                                      ------------    ------------
Property and Equipment:
Land                                                        15,000          15,000
Building                                                   285,300         285,300
Furniture                                                    2,650           2,650
Equipment                                                  122,650         122,650
                                                      ------------    ------------
  Total Property and Equipment                             425,600         425,600
Less accumulated depreciation                              (63,365)        (34,744)
                                                      ------------    ------------
    Net Property and Equipment                             362,235         390,856
                                                      ------------    ------------

                                                      $    364,761    $    466,277
TOTAL ASSETS
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
Current Liabilities:
 Accounts payable and accrued expenses                $     55,069    $      8,016
 Accrued salary                                          1,307,864       1,608,694
 Advances from shareholders                                 12,960            --
 Current portion of long-term debt                         236,076          18,621
                                                      ------------    ------------
  Total Current Liabilities                              1,611,969       1,635,329
                                                      ------------    ------------
Long-term liabilities:
 Notes payable                                             404,984         637,688
                                                      ------------    ------------
    Total long-term liabilities                            404,984         637,688
                                                      ------------    ------------

TOTAL LIABILITIES                                        2,016,953       2,273,018
                                                      ------------    ------------

Stockholders' Deficit:
Common stock, par value $.001, 4,990,000,000
shares authorized: 5,016,245 and
1,246,955 issued and at December 31, 2007 and 2006,
respectively                                                 5,016           1,247
 Additional paid-in capital                             35,750,647      33,346,666
 Treasury stock                                            (60,593)        (60,593)
 Accumulated deficit                                   (37,347,262)    (35,094,060)
                                                      ------------    ------------
  Total Stockholders' Deficit                           (1,652,192)     (1,806,741)
                                                      ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $    364,761    $    466,277
                                                      ============    ============


   The accompanying notes are an integral part of these financial statements.


                                    GREM USA
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                         2007           2006
                                                     -----------    -----------
REVENUES                                             $    26,900    $     9,077


EXPENSES:
 Management compensation                               1,200,000      1,200,000
 Consulting fees                                         876,050        677,600
 Other selling, general and administrative exp.          110,191        166,031
 Depreciation                                             28,621         26,829
                                                     -----------    -----------
  Total Operating Expenses                             2,214,862      2,070,460
                                                     -----------    -----------

OTHER REVENUES & EXPENSES:
 Interest income                                             384          4,169
 Interest expense                                        (65,624)       (86,437)
 Other income                                               --          620,786
                                                     -----------    -----------
  Total Other Revenues & Expenses                        (65,240)       538,518
                                                     -----------    -----------


NET LOSS                                             $(2,253,202)   $(1,522,865)
                                                     ===========    ===========

Per share information
   Weighted average number
     of common shares outstanding                      4,080,066      1,115,488
                                                     ===========    ===========
Basic and diluted loss per common share              $     (0.55)   $     (1.36)
                                                     ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                                                                GREM USA
                                             STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                        ADDITIONAL                                                      TOTAL
                              COMMON STOCK              PAID-IN            TREASURY STOCK          ACCUMULATED       STOCKHOLDERS'
                          SHARES         AMOUNT         CAPITAL          SHARES        AMOUNT         DEFICIT          DEFICIENCY
                      ------------    ------------    ------------    ------------    ------------    ------------    ------------
Balance -
December 31, 2004           29,920    $         30    $ 30,273,183                                    $(31,178,689)   $   (905,477)
                      ------------    ------------    ------------    ------------    ------------    ------------    ------------
Issuance of
common stock
for services               776,750             777       1,984,823                                           --         1,985,600
Issuance of
common stock
for cash                     4,250               4           8,496                                           --             8,500
Net loss                                                                                                (2,392,506)     (2,392,506)
                      ------------    ------------    ------------    ------------    ------------    ------------    ------------
Balance -
December 31, 2005          810,920    $        811    $ 32,266,502                                    $(33,571,195)   $ (1,303,883)
                      ------------    ------------    ------------    ------------    ------------    ------------    ------------
Issuance of
common stock
for services               600,500             601       1,464,000                                           --         1,464,600
Issuance of common
stock
for debt                    26,786              27          74,973                                           --            75,000

Returned restricted
stock                     (187,500)           (188)       (449,813)                                          --          (450,000)

Return of
common stock                (3,750)             (4)         (8,996)                                          --            (9,000)
Acquisition of
treasury
stock                                                                       18,500         (60,593)           --           (60,593)
Net loss                (1,522,865)     (1,522,865)
                      ------------    ------------    ------------    ------------    ------------    ------------    ------------
Balance -
December 31, 2006        1,246,955    $      1,247    $ 33,346,666          18,500         (60,593)   $(35,094,060)   $ (1,806,741)
Issuance of
common stock
for services             3,761,900           3,762       2,388,288                                                       2,392,050
Purchase of
restricted
stock                        7,390               7          15,693                                                          15,700
Net loss                                                                                                (2,253,202)     (2,253,202)
                      ------------    ------------    ------------    ------------    ------------    ------------    ------------
Balance -
December 31, 2007        5,016,245    $      5,016      35,750,647          18,500         (60,593)   $(37,347,262)   $ (1,652,192)
                      ============    ============    ============    ============    ============    ============    ============


                    The accompanying notes are an integral part of these financial statements.


                                    GREM USA
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                           2007           2006
                                                       -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                             $(2,253,202)   $(1,522,865)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation expense                                     28,621         26,829
   Stock issued for services                             2,407,750      1,080,600
   Stock issued for compensation                              --          708,694

   Write down of Account Payable                              --         (605,477)
  Changes in Assets and Liabilities
    (Increase) in accounts receivable                       10,275         (7,478)
    (Increase) in deposits                                    --            2,300
    (Increase) in interest on loan to shareholder              721           (721)
     Increase in accounts payable                           48,972         (3,775)
     Increase (decrease) in accrued salary                (300,829)       600,000
                                                       -----------    -----------
   Total adjustments                                     2,195,513      1,200,972
                                                       -----------    -----------
Net Cash (Used in) provided by Operating Activities        (57,689)      (321,893)
                                                       -----------    -----------

Cash Flows from Investing Activities:
  Purchase of fixed assets                                    --          (24,950)
                                                       -----------    -----------
Cash Flows Used in Investing Activities                       --          (24,950)
                                                       -----------    -----------

Cash Flows from Financing Activities:
  Cash advances from shareholders                           12,960
  Purchase of treasury stock                                  --          (60,593)
  Proceeds from notes payable                                 --          440,000
  Payments on notes payable                                (17,167)       (14,904)

  Proceeds from Loan to shareholder                         49,785        (49,785)
                                                       -----------    -----------
Cash Flows Provided by Financing Activities                 45,578        314,718
                                                       -----------    -----------

Net Increase (Decrease) in cash and cash equivalents       (12,111)       (32,125)
Cash and cash equivalents - beginning of period             12,803         44,928
                                                       -----------    -----------

Cash and cash equivalents - end of period              $       692    $    12,803
                                                       ===========    ===========

Supplemental information:

    Cash paid for interest                             $    65,624    $    86,437
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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant losses. As of December 31, 2007, the current liabilities exceed the current assets by $1,609,443. As shown in the financial statements, the Company incurred a net loss of $2,253,202 for year then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include the lives of property, plant and equipment.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2007 and 2006, advertising costs were immaterial.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141-R, "Business Combinations" (revised 2007) (SFAS 141-R). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

Financial Liabilities" (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company's 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS
157. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" (the FSP). The FSP delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement is effective for the Company beginning January 1, 2008. The deferred provisions of SFAS 157 will be effective for the Company's fiscal year 2009. The Company is currently evaluating the impact, if any, of the entirety of SFAS 157 on its financial position and results of operation.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the components of property, plant and equipment:

                                                    DECEMBER 31,
                                      ------------------------------------------
                                         2007         2006      DEPRECIABLE LIFE
                                         ----         ----      ----------------
Land                                  $  15,000     $  15,000     NA
Building                                285,300       285,300     27.5 years
Office Furniture                          2,650         2,650     5 years
Equipment                               122,650       122,650     5 - 7 years
                                      ---------     ---------
                                        425,600       425,600
Less accumulated depreciation           (63,365)      (34,744)
                                      ---------     ---------
                                      $ 362,235     $ 390,856
                                      =========     =========

Depreciation expense for the years ended December 31, 2007 and 2006 was $28,621 and $26,829, respectively.

NOTE 3. NOTES PAYABLE

Notes payable consist of the following:

                                                                DECEMBER 31,
                                                         ----------------------
                                                            2007         2006
                                                         ---------    ---------
Unsecured note payable to an individual,
10% interest, principal and interest due April 2008      $ 150,000    $ 150,000
Unsecured note payable to an individual,
10% interest, principal and interest due May 2008           30,000       30,000
Unsecured note payable to an individual,
10% interest, principal and interest due May 2008           20,000       20,000
Unsecured note payable to an individual,
8% interest, principal and interest due June 2008           15,000       15,000
Loan payable to Bayview Loan Servicing,
10.75% interest (adjustable rate), monthly
installments of principal, interest and
property taxes of $5,639, maturing July 2021               424,142      435,688
Note payable to a company, 8% interest,
monthly principal and interest
payment of $959, maturing June 2007                          1,918        5,621
                                                         ---------    ---------
                                                           641,060      656,309
Less: current portion                                     (236,076)     (18,621)
                                                         ---------    ---------
Total long- term debt                                    $ 404,984    $ 637,688
                                                         =========    =========

As of December 31, 2007, the Company is in default of its note payable to Advanced Molded Products, Inc. Under the terms of the note agreement, the interest rate rises to 12% in the event of default and Grem USA becomes liable for collection fees, including legal fees. As of March 20, 2008, the Company still owes $1,918 on this note plus accrued interest. GREM USA has not accrued for the additional fees and penalties as they are not considered material to GREM's financial statements. The Company anticipates repaying this note in full by the end of December 2008.

On October 10, 2007, the Company became in default of its note payable to Bayview Loan Servicing. Subsequently on December 10, 2007, the Company entered into a Delinquency Repayment Agreement with the Lender whereby monthly installments were increased to $7,479 for the January 2008 through June 2008 payments. In addition, the Company was required to make an $11,500 payment to Bayview on December 11, 2007 to cover payments due but upaid, plus late fee and other charges.

Future maturities of long-term debt are as follows as of December 31, 2007:

                      2008                 $236,076
                      2009                   24,650
                      2010                   27,164
                      2011                   29,934
                      2012                   32,987
                      Thereafter            290,249
                                           --------
                                           $641,060
                                           ========

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

Deferred tax assets:
        Net operating loss carryforwards                           $ 37,347,262
        Valuation allowance for deferred tax assets                 (37,347,262)
                                                                   ------------
               Net deferred tax assets                             $       --
                                                                   ============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2007, the Company had net operating loss carryforwards of $37,347,262 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

On February 6, 2008, the Company filed with the Secretary of State of the State of Nevada, a Certificate of Amendment (the "Certificate") to the Company's Articles of Incorporation. The Certificate is effective as of February 6, 2008, (the "Effective Date"). The number of shares of Common Stock the Company is authorized to issue is 4,990,000,000. In addition, the company authorized 10,000,000 shares of $0.001 par value preferred stock. The same certificate of amendment also effects a 1000-for-1 reverse stock split of the Company's issued and outstanding shares of Common stock, par value $0.001(the "Reverse Split").

As of February 2, 2008, every 1000 shares of the Company's issued and outstanding Common Stock, $0.001 par value, automatically converted to 1 share of Common Stock, $0.001 par value. No fractional shares were issued in connection with the Reverse Split. Fractional shares will be rounded down to the next whole share. The Reverse Split did not alter any voting rights or other terms of the Company's Common Stock.

 As a result of the Reverse Split, beginning February 6, 2008, the Company's Common Stock will trade on the OTC Bulletin Board under the trading symbol GRMU.

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

NOTE 6. STOCKHOLDERS' EQUITY

The following stock transactions occurred during the year ended December 31, 2007:

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

On October 2, 2007, the Company issued 17,000,000 shares of its $0.001 par value common stock to two individuals for consulting services valued at $8,500.

On November 15, 2007, the Company issued 185,000,000 shares of its $0.001 par value common stock to seven individuals for consulting services valued at $37,000.

On November 20, 2007, the Company issued 32,000,000 shares of its $0.001 par value common stock to two individuals for consulting services valued at $6,400.

NOTE 7. TREASURY STOCK

On October 01, 2006, the Company bought back 65,000,000 shares registered in the name of GREM USA and retired these shares. Also, on August 10, 2006, the Company bought back 9,000,000 shares of its $0.001 par value restricted common stock from J. Pat Taylor for $5,400 cash and retired these shares. As of December 31, 2007, these repurchased shares are held in treasury and are available for future reissuance.

NOTE 8. WRITE-OFF OF ACCOUNTS PAYABLE

In June 2006, management determined that one of its acquired payable balances was no longer valid and therefore, the Company wrote-off the entire balance of $605,477 and recorded this amount into other income for the year ending December 31, 2006.

NOTE 9.  RELATED PARTY TRANSACTIONS

In November 2007, the Company received a cash advance from its President and majority shareholder, Edward Miers in the amount of $1,400. The Company considers this a short-term advance and anticipates repaying this advance is full within 180 days.

In December 2007, the Company received a cash advance from one of its consultants and shareholders, Matthew Lettau in the amount of $11,560. The Company considers this a short-term advance and anticipates repaying this advance is full within 180 days.

In each year ending December 31, 2007 and 2006, the Company accrued management fees totaling $1,200,000 for services performed by its President and majority shareholder.

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

NOTE 11. SUBSEQUENT EVENT

On February 7, 2008, the Company established 10,000,000 shares of 0.001 par value, voting Class A Preferred Stock. Such Series A preferred stock is convertible into common shares of the Company on a one-for-one thousand basis at any time at the option of the holder.

Subsequent to the above Preferred Stock establishment, on February 7, 2008, 5,200,000 shares of the Class A Preferred Stock was issued to Edward Miers, the Company's President and majority shareholder.