Form 10QSB
period 2008-03-31
GREM USA
filed 2008-05-20
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                        Commission file number 000-30567
                                               ---------

                                    GREM USA
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                               35-2281610
-------------------------------           --------------------------------------
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

The number of shares of Common Stock, $0.001 par value, outstanding on May 2, 2008 was 368,997,481 shares.

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


            Report of Independent Registered Public Accounting Firm

To the Board of Directors
GREM, USA, Inc.

We have reviewed the accompanying balance sheets of GREM, USA, Inc. as of March 31, 2008 and the related statements of operations for the three-months ended March 31, 2008, and 2007 and related statements of cash flows for the three-months ended March 31, 2008 and 2007, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2008. These financial statements are the responsibility of the Company's management.

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





Jaspers + Hall, PC
May 19, 2008


                                    GREM USA
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                    MARCH 31,       DECEMBER 31,
                                                      2008             2007
                                                    ----------------------------
                                                                      (AUDITED)
ASSETS
Current Assets:
    Cash                                           $      4,513    $        692
   Deposits                                               1,834           1,834
                                                   ------------    ------------
      Total Currents Assets                               6,437           2,526
                                                   ------------    ------------

Property and Equipment, net                             355,071         362,235
                                                   ------------    ------------
TOTAL ASSETS                                       $    361,418    $    364,761
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                      50,349          55,069
   Accrued management services                        1,262,664       1,307,864
   Advances from related parties                         64,130          12,960
   Current portion of long-term debt                    228,416         236,076
                                                   ------------    ------------
      Total Current Liabilities                       1,605,559       1,611,969
                                                   ------------    ------------
Long-Term Liabilities:
    Notes payable, long-term portion                    409,632         404,984
                                                   ------------    ------------
     Total Long-term liabilities                        409,632         404,984
                                                   ------------    ------------
   Total Liabilities                                  2,015,191       2,016,953
                                                   ------------    ------------

Stockholders' Deficiency
   Preferred stock                                        5,200            --
   Common stock                                         239,016           5,016
   Additional paid-in capital                        35,856,647      35,750,647
   Treasury stock                                       (60,593)        (60,593)
   Accumulated deficit                              (37,694,043)    (37,347,262)
                                                   ------------    ------------
       Total Stockholders' Deficiency                (1,653,773)     (1,652,192)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $    361,418    $    364,761
                                                   ============    ============


                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.


                                    GREM USA
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                   ----------------------------
                                                        2008           2007
                                                   ----------------------------


REVENUES - net                                     $      3,040    $       --

EXPENSES:

 Management compensation                                300,000         300,000
 Other selling, general and administrative exp.          24,556          35,328
 Depreciation                                             7,164           7,164
                                                   ------------    ------------

  Total Operating Expenses                              331,720         360,021
                                                   ------------    ------------

OTHER INCOME (EXPENSE):

 Interest income                                              4             320
 Interest expense                                       (18,105)        (16,402)
 Other income                                              --              --
                                                   ------------    ------------

  Total Other expense                                   (18,101)        (16,082)
                                                   ------------    ------------


NET LOSS                                           $   (346,781)   $   (371,303)
                                                   ============    ============

Per share information
   Weighted average number
     of common shares outstanding                    72,422,834       2,196,233
                                                   ============    ============

Basic & Diluted Loss per common share              $       0.00    $      (0.17)
                                                   ============    ============



                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.


                                    GREM USA
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        --------------------------
                                                            2008          2007
                                                        -----------    -----------
Cash Flows from Operating Activities:
Net Loss                                                $  (346,781)   $  (371,303)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation expense                                       7,164          7,164
   Stock issued for services                                   --        1,503,200
   Changes in assets and liabilities:
            Inventory                                          --             (508)
            Accounts receivable                                --            4,378
            Receivable from shareholder                        --           49,785
            Accrued interest on loan to shareholder            --             (178)
            Accounts payable                                 (4,720)        18,319
            Accrued management fee                          300,000     (1,200,146)
                                                        -----------    -----------
Net Cash Provided by (Used in) Operating Activities         (44,337)        10,711
                                                        -----------    -----------

                                                        -----------    -----------
Cash Flows Used in Investing Activities                        --             --
                                                        -----------    -----------

Cash Flows from Financing Activities:

  Proceeds from related party advances                       56,670           --
  Repayments of related party advances                       (5,500)          --
  Payments on notes payable                                  (3,012)        (6,218)
                                                        -----------    -----------

Cash Flows Provided by (Used in) Financing Activities        48,158         (6,218)
                                                        -----------    -----------

Net increase in cash and cash equivalents                     3,821          4,493
Cash and cash equivalents - beginning of period                 692         12,803
                                                        -----------    -----------
Cash and cash equivalents - end of period               $     4,513    $    17,296
                                                        ===========    ===========





                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.

                                    GREM USA
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of consolidated interim reports.

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



NOTE 2 - GOING CONCERN

The Company has an accumulated deficit as of March 31, 2008 of $37,694,043. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2008, the current liabilities exceed the current assets by $1,599,212. As shown in the financial statements, the Company incurred a net loss of $346,781 for the three months then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 3 - PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset.

The following summarizes the components of property, plant and equipment:

                                       MARCH 31,   DECEMBER 31,
                                         2008         2007      DEPRECIABLE LIFE
                                      ---------     ---------   ----------------
Land                                  $  15,000     $  15,000        NA
Building                                285,300       285,300     27.5 years
Office Furniture                          2,650         2,650       5 years
Equipment                               122,650       122,650     5 - 7 years
                                      ---------     ---------
                                        425,600       425,600
Less accumulated depreciation           (70,529)      (63,365)
                                      ---------     ---------
                                      $ 355,071     $ 362,235
                                      =========     =========


NOTE 4- NOTES PAYABLE AND CONVERTIBLE DEBENTURE

Notes payable at March 31, 2008 consisted of the following:

Unsecured note payable to an individual, interest at 10%,
principal and interest due April 2008                                 $ 150,000

Unsecured note payable to an individual, interest at 10%,
principal and interest due May 2008                                      30,000

Unsecured note payable to an individual, interest at 10%,
principal and interest due May 2008                                      20,000

Unsecured note payable to a company, interest at 8%,
principal and interest due June 2008                                     15,000

Loan Payable to Bayview Loan Servicing, interest at
9.75%, monthly installments of principal and interest
and real estate taxes in the amount of $5639,
maturing July 2021                                                      421,130

Note payable to a company, interest at 8%, monthly
installments of principal and interest in the amount
of $959, maturing June 2007                                               1,918
                                                                      ---------

Total notes payable                                                     638,048
Less: current portion                                                  (228,416)
                                                                      ---------
Total long-term debt                                                  $ 409,632
                                                                      =========


For the three month periods ended March 31, 2008 and 2007, the Company has recorded interest expense totaling $18,105 and $16,402, respectively.

As of March 31, 2008, the Company is in default of its note payable to Advanced Molded Products, Inc. Under the terms of the note agreement, the interest rate rises to 12% in the event of default and Grem USA becomes liable for collection fees, including legal fees. As of May 1, 2008, the Company still owes $1,918 on this note plus accrued interest. GREM USA has not accrued for the additional fees and penalties as they are not considered material to GREM's financial statements. The Company anticipates repaying this note in full by the end of December 2008.

As of May 2, 2008, the Company became in default of its $150,000 note payable to David A. and Kathleen S. King. Under the terms of the note agreement, GREM USA becomes liable for all reasonable costs and expenses, including legal fees for collection of this note. GREM USA has not accrued for these potential costs as the Company is currently renegotiating repayments terms with Mr. And Mrs. King. The Company anticipates repaying this note in full by the end of June 2008.


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

NOTE 6 - PREFERRED STOCK

As discussed more fully in Note 5, above, the Company issued 5,200,000 of newly created Series A Preferred Stock. The preferred shares were issued at their par value of $0.001 per share. Such Series A preferred stock is convertible into common shares of the Company on a one-for-one thousand basis at any time at the option of the holder.

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

NOTE 8 - STOCKHOLDERS' EQUITY

The following stock transactions occurred during the three months ended March 31, 2008:

On February 19, 2008, the Company issued 4,000,000 shares of its $0.001 par value common stock to a third party to repay debt valued at $2,800.

On February 21, 2008, the Company issued 10,000,000 shares of its $0.001 par value common stock to a third party to repay debt valued at $7,000.

On February 27, 2008, the Company issued 80,000,000 shares of its $0.001 par value common stock to a third party to repay debt valued at $56,000.

On March 6, 2008, the Company issued 60,000,000 shares of its $0.001 par value common stock to a third party to repay debt valued at $42,000.

On March 13, 2008, the Company issued 80,000,000 shares of its $0.001 par value common stock to a third party to repay debt valued at $56,000.


NOTE 9 - RELATED PARTY TRANSACTIONS

In each three-month period ended March 31, 2008 and 2007, the Company accrued management fees totaling $300,000, for services performed by its President and majority shareholder.

In November 2007, the Company received a cash advance from its President and majority shareholder, Edward Miers in the amount of $1,400. During the first quarter of 2008, Edward Miers advanced an additional $56,670 to the Company to fund the Company's short-term operating needs. The Company considers this a short-term advance and anticipates repaying this advance is full within 180 days.

In December 2007, the Company received a cash advance from one of its consultants and shareholders, Matthew Lettau in the amount of $11,560. During the first quarter of 2008, the Company repaid $5,500 of this advance and as of March 31, 2008, the balance outstanding is $6,060. The Company considers this a short-term advance and anticipates repaying this advance is full within 180 days.


NOTE 10 - NEW ACOUNTING PRONOUNCEMENTS


In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised
2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact, if any, that the adoption of this Statement will have on the Condensed Financial Statements of the Company.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for the Company. The Company is currently assessing the impact, if any, that the adoption of this Statement will have on the Condensed Consolidated Financial Statements of the Company.


In December 2007, the FASB issued SFAS No. 141, "Business Combinations" (revised
2007) (SFAS 141-R), which provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for acquisitions in fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company is currently assessing the impact the adoption will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company is currently assessing the impact, if any, the adoption will have on its financial position and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on an investment-by-investment basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company's 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS 157, "Fair Value Measurements" (SFAS
157). Adoption of this standard did not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position (FSP) FAS No. 157-2, "Effective Date of FASB Statement No. 157" (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on the Company's consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2008, the current liabilities exceed the current assets by $1,599,212 and the Company has incurred a quarterly net loss of $346,781. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES.

As of March 31, 2008, we had one employee, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

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

WE EXPECT A SUBSTANTIAL INCREASE IN EXPENSES AND MAY NOT ACHIEVE SIGNIFICANT PROFITABILITY, THIS MAY CAUSE OUR STOCK PRICE TO FALL.

Because we are in the early stages of operations, we expect to continue to incur operating losses and to have a negative cash flow unless and until we are able to generate substantial revenues and reach profitability. We expect that during the next twelve months, as we try to develop and launch our products; our operating expenses will be increasing, especially in the areas of development, sales and marketing and brand promotion. We anticipate that we will have to incur substantial costs and expenses related to:

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS WHICH RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2007 and our unaudited financial statements for the period ended March 31, 2008 indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

In the past we have relied on the ability to issue shares of our common stock to satisfy the majority of our operating expenses. We are authorized to issue 5 billion shares of common stock. As of May 2, 2008, we had 368,997,481 shares outstanding, which allows us to issue an additional 4,621,002,519 shares (approximately $3,234,689 in value) without amending our Articles of Incorporation. Our inability to issue shares of our common stock to satisfy our working capital needs may be substantially impact our ability to continue to retain the services of consultants and employees.

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

                                           NUMBER OF SHARES REGISTERED
          DATE FORM S-8 FILED                                                               NAME OF PLAN
---------------------------------------- -------------------------------- -----------------------------------------
April 9, 2007                                      560,000,000                    GREM USA Stock Compensation Plan

We issued shares to a third party from a Registration Statement on Form S-8 filed on April 9, 2007.

       PERSON ISSUED TO              DATE OF ISSUANCE            NUMBER OF SHARES            VALUE OF SHARES
------------------------------- ---------------------------- -------------------------- ---------------------------
Third Party                          February 19, 2008               4,000,000                    $2,800
Third Party                          February 21, 2008              10,000,000                   $70,000
Third Party                          February 27, 2008              80,000,000                   $56,000
Third Party                          March 6, 2008                  60,000,000                   $42,000
Third Party                          March 13, 2008                 80,000,000                   $56,000


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

Date: May 20, 2008