Form 10-Q
period 2008-06-30
GREM USA
filed 2008-08-19
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended JUNE 30, 2008
                                                                   -------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


      Large accelerated filer  |_|           Accelerated filer  |_|
      Non-accelerated filer    |_|           Smaller reporting company  [x]


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 4, 2008, was 708,997,481 shares.

                                 FORM 10-Q INDEX


PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS (UNAUDITED)

            BALANCE SHEETS AS OF JUNE 30, 2008 AND DECEMBER 31, 2007           4

            STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
            JUNE 30, 2008 AND 2007                                             5

            STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008
            AND 2007                                                           6

            NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS                 7

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         14

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        22

Item 4.     CONTROLS AND PROCEDURES                                           23

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS                                                 24

Item 1a. RISK FACTORS 24

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       24

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               24

Item 6.     EXHIBITS                                                          25

SIGNATURE                                                                     27

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 KENYON AVENUE, SUITE 100
DENVER, CO 80237
303-796-0099


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
 GREM, USA, Inc.

We have reviewed the accompanying balance sheets of GREM, USA, Inc. as of June 30, 2008 and the related statements of operations for the three-months and six months ended June 30, 2008, and 2007 and related statements of cash flows for the six-months ended June 30, 2008 and 2007, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2008. These financial statements are the responsibility of the Company's management.

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





Jaspers + Hall, PC
August 19, 2008


                                    GREM USA
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                     JUNE 30,       DECEMBER 31,
                                                       2008            2007
                                                   ------------    ------------
                                                    (UNAUDITED)
ASSETS
Current Assets:
    Cash                                           $      1,328    $        692
   Deposits                                               1,834           1,834
                                                   ------------    ------------
      Total Currents Assets                               3,162           2,526
                                                   ------------    ------------

Property and Equipment, net                             347,915         362,235
                                                   ------------    ------------
TOTAL ASSETS                                       $    351,077    $    364,761
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                      55,821          55,069
   Accrued management services                        1,301,664       1,307,864
   Advances from related parties                         87,380          12,960
   Current portion of long-term debt                    236,264         236,076
                                                   ------------    ------------
      Total Current Liabilities                       1,681,129       1,611,969
                                                   ------------    ------------
Long-Term Liabilities:
    Notes payable, long-term portion                    397,031         404,984
                                                   ------------    ------------
     Total Long-term liabilities                        397,031         404,984
                                                   ------------    ------------
   Total Liabilities                                  2,078,160       2,016,953
                                                   ------------    ------------

Stockholders' Deficiency
   Preferred stock                                        5,200            --
   Common stock                                         589,016           5,016
   Additional paid-in capital                        35,767,646      35,750,647
   Treasury stock                                       (60,593)        (60,593)
   Accumulated deficit                              (38,028,352)    (37,347,262)
                                                   ------------    ------------
       Total Stockholders' Deficiency                (1,727,083)     (1,652,192)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $    351,077    $    364,761
                                                   ============    ============


                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.


                                    GREM USA
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                                For the Three Months Ended        For the Six Months Ended
                                                         June 30                           June 30

                                                  2008            2007              2008             2007
                                             -------------    -------------    -------------    -------------


REVENUES - net                               $        --      $       9,800    $       3,040    $      14,600

EXPENSES:
 Management compensation                           300,000          300,000          600,000          600,000
 Consulting fees                                      --            644,800             --            648,000
 Other selling, general and
   administrative exp.                               6,630           22,738           31,185           76,131
 Depreciation                                        7,156            7,156           14,320           14,320
                                             -------------    -------------    -------------    -------------
  Total Operating Expenses                         313,786          974,694          645,505        1,338,451
                                             -------------    -------------    -------------    -------------

OTHER REVENUES & EXPENSES:
 Interest income                                      --                 46                4              366
 Interest expense                                  (20,524)         (17,493)         (38,629)         (33,895)
 Other income                                         --               --               --               --
                                             -------------    -------------    -------------    -------------
  Total Other Revenues & Expenses                  (20,524)         (17,447)         (38,625)         (33,529)
                                             -------------    -------------    -------------    -------------

NET LOSS                                     $    (334,310)   $    (982,341)   $    (681,090)   $  (1,357,380)
                                             =============    =============    =============    =============
Per share information
   Weighted average number
     of common shares outstanding              200,499,758        4,481,119      328,576,681        3,343,614
                                             =============    =============    =============    =============

Basic and Diluted Loss per common share      $        0.00    $        0.00    $        0.00    $        0.00
                                             =============    =============    =============    =============









                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.


                                    GREM USA
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                                         For the Six Months Ended
                                                                 June 30,
                                                       --------------------------
                                                          2008           2007
                                                       -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                             $  (681,090)   $(1,353,643)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation expense                                     14,320         14,320
   Stock issued for services                               606,199      2,163,700
    Change in Assets and Liabilities:
     (Increase) in inventory                                  --             (508)
     (Increase) in accounts receivable                        --            7,478
     (Increase) in interest on loan to shareholder            --             (207)
     Increase in accounts payable                              752         27,751
     Increase in accrued management fee                     (6,199)      (900,146)
                                                       -----------    -----------
  Total adjustments                                        615,071      1,312,569
                                                       -----------    -----------

Net Cash Used in Operating Activities                      (66,019)       (41,074)

Cash Flows Used in Investing Activities                       --             --

Cash Flows from Financing Activities:
  Payments on notes payable                                 (7,765)        (6,495)
  Repayments on advances from related parties              (11,500)          --
  Proceeds from short-term loan to shareholder              85,920         44,164
                                                       -----------    -----------

Cash Flows Provided by Financing Activities                 66,655         37,669
                                                       -----------    -----------

Net Increase (Decrease) in cash and cash equivalents           636         (3,405)

Cash and cash equivalents - beginning of period                692         12,803
                                                       -----------    -----------

Cash and cash equivalents - end of period              $     1,328    $     9,398
                                                       ===========    ===========






                 SEE ACCOUNTANTS' REVIEW REPORT AND ACCOMPANYING
                       NOTES TO THE FINANCIAL STATEMENTS.

                                    GREM USA
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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



NOTE 2 - GOING CONCERN

The Company has an accumulated deficit as of June 30, 2008 of $38,028,353. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2008, the current liabilities exceed the current assets by $1,677,968. As shown in the financial statements, the Company incurred a net loss of $681,090 for the six months then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 3 - PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset.

The following summarizes the components of property, plant and equipment:

                                       JUNE 30,     DECEMBER 31,   DEPRECIABLE
                                         2008          2007           LIFE
                                      ---------     ---------    --------------
Land                                  $  15,000     $  15,000     NA
Building                                285,300       285,300     27.5 years
Office Furniture                          2,650         2,650     5 years
Equipment                               122,650       122,650     5 - 7 years
                                      ---------     ---------
                                        425,600       425,600
Less accumulated depreciation           (77,685)      (63,365)
                                      ---------     ---------
                                      $ 347,915     $ 362,235
                                      =========     =========


NOTE 4- NOTES PAYABLE AND CONVERTIBLE DEBENTURE

Notes payable at June 30, 2008 consisted of the following:

Unsecured note payable to an individual, interest at 10%,
principal and interest due April 2008                                $  150,000

Unsecured note payable to an individual, interest at 10%,
principal and interest due May 2008                                      30,000

Unsecured note payable to an individual, interest at 10%,
principal and interest due May 2008                                      20,000

Unsecured note payable to a company, interest at 8%,
principal and interest due June 2008                                     15,000

Loan Payable to Bayview Loan Servicing, interest at 10.75%,
monthly installments of principal and interest and real
estate taxes in the amount of $5476, maturing July 2021                 416,377

Note payable to a company, interest at 8%, monthly
installments of principal and interest in the amount
of $959, maturing June 2007                                               1,918
                                                                     ----------
Total notes payable                                                     633,295
Less: current portion                                                  (236,264)
                                                                     ----------

Total long-term debt                                                 $  397,031
                                                                     ==========


For the six month periods ended June 30, 2008 and 2007, the Company has recorded interest expense totaling $38,629 and $33,895, respectively.

As of June 30, 2008, the Company is in default of its note payable to Advanced Molded Products, Inc. Under the terms of the note agreement, the interest rate rises to 12% in the event of default and Grem USA becomes liable for collection fees, including legal fees. As of August 1, 2008, the Company still owes $1,918 on this note plus accrued interest. GREM USA has not accrued for the additional fees and penalties as they are not considered material to GREM's financial statements. The Company anticipates repaying this note in full by the end of December 2008.

On May 2, 2008, the Company became in default of its $150,000 note payable to David A. and Kathleen S. King. Under the terms of the note agreement, GREM USA becomes liable for all reasonable costs and expenses, including legal fees for collection of this note. GREM USA has not accrued for these potential costs as the Company is currently renegotiating repayments terms with Mr. And Mrs. King. The Company anticipates repaying this note in full by the end of December 2008.

On June 1, 2008, the Company became in default of its $30,000 note payable Glen and Christina Maggart. Under the terms of the note agreement, GREM USA becomes liable for all reasonable costs and expenses, including legal fees for collection of this note. GREM USA has not accrued for these potential costs as the Company is currently renegotiating repayments terms with Mr. And Mrs. Maggart. The Company anticipates repaying this note in full by the end of December 2008.

On June 1, 2008, the Company became in default of its $20,000 note payable Stephen King. Under the terms of the note agreement, GREM USA becomes liable for all reasonable costs and expenses, including legal fees for collection of this note. GREM USA has not accrued for these potential costs as the Company is currently renegotiating repayments terms with Mr. King. The Company anticipates repaying this note in full by the end of December 2008.

On July 1, 2008, the Company became in default of its $15,000 note payable to Stanley Sutphin. Under the terms of the note agreement, GREM USA becomes liable for all reasonable costs and expenses, including legal fees for collection of this note. GREM USA has not accrued for these potential costs as the Company is currently renegotiating repayments terms with Mr. Sutphin. The Company anticipates repaying this note in full by the end of December 2008.


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

NOTE 7 - TREASURY STOCK

On October 01, 2006, the Company bought back 65,000,000 shares registered in the name of GREM USA and retired these shares. Also, on August 10, 2006 the Company bought back 9,000,000 shares of its $0.001 par value restricted common stock from J. Pat Taylor for $5,400 cash and retired these shares. As of June 30, 2008, these repurchased shares are held in treasury and are available for future reissuance.

NOTE 8 - STOCKHOLDERS' EQUITY

The following stock transactions occurred during the six months ended June 30, 2008:

On February 19, 2008, the Company issued 4,000,000 shares of its $0.001 par value common stock to a third party valued at $2,800.

On February 21, 2008, the Company issued 10,000,000 shares of its $0.001 par value common stock to a third party valued at $7,000.

On February 27, 2008, the Company issued 80,000,000 shares of its $0.001 par value common stock to a third party valued at $56,000.

On March 6, 2008, the Company issued 60,000,000 shares of its $0.001 par value common stock to a third party valued at $42,000.

On March 13, 2008, the Company issued 80,000,000 shares of its $0.001 par value common stock to a third party valued at $56,000.

On April 24, 2008, the Company issued 60,000,000 shares of its $0.001 par value common stock to a third party valued at $72,000.

On May 2, 2008, the Company issued 70,000,000 shares of its $0.001 par value common stock to a third party valued at $49,000.

On June 4, 2008, the Company issued 130,000,000 shares of its $0.001 par value common stock to a third party valued at $52,000.

On June 17, 2008, the Company issued 90,000,000 shares of its $0.001 par value common stock to a third party valued at $108,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

In each three and six month period ended June 30, 2008 and 2007, the Company accrued management fees totaling $300,000 and $600,000, respectively, for services performed by its President and majority shareholder.

In November 2007, the Company received a cash advance from its President and majority shareholder, Edward Miers in the amount of $1,400. During the first quarter of 2008, Edward Miers advanced an additional $56,670 to the Company to fund the Company's short-term operating needs. The Company considers this a short-term advance and anticipates repaying this advance is full within 180 days.

In December 2007, the Company received a cash advance from one of its consultants and shareholders, Matthew Lettau in the amount of $11,560. During the first half of 2008, the Company repaid $11,500 of this advance and as of June 30, 2008, the balance outstanding is $60.


NOTE 10 - NEW ACOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition.
In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised
2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for the Company. The Company does not expect the adoption of SFAS 161 to have a material effect on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141, "Business Combinations" (revised
2007) (SFAS 141-R), which provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141-R is effective for acquisitions in fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The Company does not expect the adoption of SFAS 141 to have a material effect on its results of operations and financial condition.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS - SAFE HARBOR

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

In this filing references to "Grem," "Company," "we," "our," and/or "us," refers to GREM USA.

The following discussion should be read in conjunction with the financial statements and notes thereto.

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

CRITICAL ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant losses. As of June 30, 2008, the current liabilities exceed the current assets by $1,667,968. As shown in the financial statements, the Company incurred a net loss of $681,090 for the six-months then ended.

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

NEW ACCOUNTING PRONOUNCEMENTS

For new accounting pronouncements see Note 10 in Notes to Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes certain aspects of the Company's results of operations for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007:


                            For the Three Months                            For the Six Months Ended
                                Ended June 30                                       June 30
                          ------------------------                          ------------------------
                             2008          2007      $ CHANGE   % CHANGE       2008         2007      $ CHANGE    % CHANGE
                          -------------------------------------------------------------------------------------------------
REVENUES - net            $    --      $   9,800    $  (9,800)   -100.0%    $   3,040    $  14,600    $ (11,560)   -79.2%

EXPENSES:

Management compensation     300,000      300,000    $    --          0.0%     600,000      600,000    $    --          0.0%

Consulting fees                --        644,800    $(644,800)   -100.0%         --        648,000    $(648,000)   -100.0%
Other selling, general
and admin                     6,630       22,738    $ (16,108)   -70.8%        31,185       76,131    $ (44,946)   -59.0%

Depreciation                  7,156        7,156    $    --          0.0%      14,320       14,320    $    --          0.0%

OTHER:

Interest income                --             46    $     (46)   -100.0%            4          366    $    (362)   -98.9%

Interest expense            (20,524)     (17,493)   $  (3,031)      17.3%     (38,629)     (33,895)   $  (4,734)      14.0%

REVENUE

The decrease in revenue for the three and six months ended June 30, 2008, compared to the same period in 2007, is primarily due the worsening economic climate in the United States. Furthermore, production of guitars substantially decreased as the Company struggled with negative cash flow from its operations.

EXPENSES

Consulting fees decreased 100% for the three and six months ended June 30, 2008, as compared to the same periods in 2007, as a result of the Company's cost cutting efforts implemented during the beginning of 2008.

Other selling, general and administrative expenses also decreased for the three and six months ended June 30, 2008, as compared to the same periods in 2007. These decreases were primarily due to the aforementioned Company cost cutting efforts implemented during the beginning of 2008.

OTHER

Interest expense increased for the three and six months ended June 30, 2008, as compared to the same periods in 2007, due to increased interest rates charged by the Company's mortgage company.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the Company's cash and cash equivalents, working capital deficit, long-term debt and cash flows as of and for the six months ended June 30, 2008:

                                                              JUNE 30,
                                                                2008
                                                            -----------
           Cash and cash equivalents                        $     1,328
           Working capital (deficit)                         (1,677,968)
           Net cash (used in) operating activities             (672,218)
           Net cash (used in) investing activities                 --
           Net cash provided by financing activities            672,854
           Long-term debt, less current portion                 397,031

As of June 30, 2008, the Company's balance sheet included cash and cash equivalents of $1,328. The Company's operations used $672,218 in cash during the six months ended June 30, 2008. As of June 30, 2008, the Company had $1,357,486 in cash obligations for accounts payable and accrued management services. The Company's working capital deficit is $1,677,968.

The Company currently is not investing its cash flow in capital projects as the majority of cash is being used to fund its current operations.

Financing activities for the six months ended June 30, 2008 included $606,199 in proceeds from the issuance of its stock and proceeds of $85,920 from a short-term advance from its CEO, Ed Miers. In addition, the Company used $7,765 to repay its mortgage loan obligation and it used $11,500 to repay Matt Lettau, a Company consultant and shareholder.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT 12 MONTHS.

We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing and through revenue generated from our anticipated guitar sales. During 2007 and during the first half of 2008 we were able to sustain operations through the issuance of stock for services. However, under our current plan of operation we may not have the minimal cash requirement to continue in operation for the next 12 months without additional equity or third party financing. Management anticipates the needs for additional funds but at this time is not able to determine how much will be necessary. We do not anticipate generating revenues sufficient enough to satisfy our working capital requirements within the next twelve months. Additionally, we will continue to issue stock to our consultants in lieu of making cash payment to consultants. In 2007, we issued consultants shares of our common stock valued at approximately $876,050. During the first six months of 2008, we issued consultants 584,000,000 shares of our common stock valued at $444,800.

SUMMARY OF ANY PRODUCT RESEARCH AND DEVELOPMENT THAT WE WILL PERFORM FOR THE TERM OF OUR PLAN OF OPERATION.

Gregory Reszel has been continually researching and developing our five initial prototype guitars and at this time we have completed the design of the five prototypes. We will now focus on operations on implementing mass production capabilities once sufficient funds are available, if ever, now that we have successfully moved our operations to our newly purchased building. We expect in the near future to begin selling and shipping these five prototypes. Mr. Reszel however, will continually develop and fine tune our prototypes to constantly improve the quality and sound of the guitar. In 2007, we issued shares of our common stock to Mr. Reszel in exchange for services amounting to $38,000. No shares have been issued during 2008.

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES.

As of June 30, 2008, we had one employee, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS WHICH RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2007 and our unaudited financial statements for the period ended June 30, 2008 indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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

In the past we have relied on the ability to issue shares of our common stock to satisfy the majority of our operating expenses. We are authorized to issue 5 billion shares of common stock. As of August 1 2008, we had 708,997,481 shares outstanding, which allows us to issue an additional 4,291,002,519 shares (approximately $2,145,501 in value) without amending our Articles of Incorporation. Our inability to issue shares of our common stock to satisfy our working capital needs may be substantially impact our ability to continue to retain the services of consultants and employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash and cash equivalents and outstanding debt. At June 30, 2008, the Company had $1,328 in cash and cash equivalents. Based on the investment interest rate and the balance as of June 30, 2008, a hypothetical 1% decrease in interest rates would decrease interest income by a nominal amount. The Company has not experienced any losses on deposits of cash or cash equivalents.

The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all. Consequently, future results may differ materially from the estimated adverse changes discussed above. Changes in interest rates do not affect the amount of interest we pay on our fixed rate senior convertible notes, but do affect the fair value of the debt.

ITEM 4. CONTROLS AND PROCEDURES:

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company's management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 1.   RISK FACTORS:

A description of the risk factors associated with our business is included under "Certain Factors That May Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     RECENT ISSUANCES OF SECURITIES REGISTERED PURSUANT TO FORM S-8

         The following table is a summary of the 2007 registration statements filed on Form S-8.



     DATE FORM S-8 FILED                   NUMBER OF SHARES REGISTERED                      NAME OF PLAN
---------------------------------------- -------------------------------- --------------------------------------------------
April 9, 2007                                      560,000,000                    GREM USA Stock Compensation Plan

We issued shares to the following consultants from a Registration Statement on Form S-8 filed on April 9, 2007:

       PERSON ISSUED TO             DATE OF ISSUANCE           NUMBER OF SHARES            VALUE OF SHARES
------------------------------- ------------------------- ---------------------------- -------------------------
Third party                             2/19/08                    4,000,000              $      2,800
Third party                             2/21/08                   10,000,000              $      7,000
Third party                             2/27/08                   80,000,000              $     56,000
Third party                              3/6/08                   60,000,000              $     42,000
Third party                             3/13/08                   80,000,000              $     56,000
Third party                             4/24/08                   60,000,000              $     72,000
Third party                              5/2/08                   70,000,000              $     49,000
Third party                              6/4/08                  130,000,000              $     52,000
Third party                             6/17/08                  120,000,000              $    108,000

RECENT SALES OF UNREGISTERED SECURITIES

None.

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

*Filed Herewith Items 3 and 5 of Part II are not applicable and have been omitted.

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

Date: AUGUST 19, 2008