Form 10-Q
period 2008-09-30
GREM USA
filed 2008-11-18
CIK 1084983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2008
                                                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                Commission file number 000-30567
                                                                       ---------

                                    GREM USA
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                35-2281610
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2008, was 958,997,481 shares.

                                   GREM USA
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2008            2007
                                                  ----------------------------
                                                  (UNAUDITED)
ASSETS
Current Assets:
   Cash                                           $        379    $        692
   Deposits                                              1,834           1,834
                                                  ------------    ------------
      Total Currents Assets                              2,213           2,526
                                                  ------------    ------------
Property and Equipment, net                            340,764         362,235
                                                  ------------    ------------
TOTAL ASSETS                                      $    342,977    $    364,761
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                     61,269          55,069
   Accrued management services                       1,429,664       1,307,864
   Advances from related parties                        91,767          12,960
   Current portion of long-term debt                   236,264         236,076
                                                  ------------    ------------
      Total Current Liabilities                      1,814,131       1,611,969
                                                  ------------    ------------
Long-Term Liabilities:
    Notes payable, long-term portion                   400,618         404,984
                                                  ------------    ------------
     Total Long-term liabilities                       400,618         404,984
                                                  ------------    ------------
   Total Liabilities                                 2,214,749       2,016,953
                                                  ------------    ------------
Stockholders' Deficiency
   Preferred stock                                       5,200              --
   Common stock                                        959,016           5,016
   Additional paid-in capital                       35,569,646      35,750,647
   Treasury stock                                      (60,593)        (60,593)
   Accumulated deficit                             (38,345,041)    (37,347,262)
                                                  ------------    ------------
       Total Stockholders' Deficiency               (1,871,772)     (1,652,192)
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $    342,977    $    364,761
                                                  ============    ============

                                    GREM USA
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)

                                                   For the Three Months Ended       For the Nine Months Ended
                                                           September 30                   September 30
                                                  --------------------------------------------------------------
                                                      2008            2007            2008            2007
                                                  ------------    ------------    ------------    --------------
REVENUES - net                                    $         --    $      9,800    $      3,040    $       26,900

EXPENSES:
 Management compensation                               300,000         300,000         600,000           900,000
 Consulting fees                                            --         644,800              --           859,150
 Other selling, general and administrative exp.          6,630          22,738          31,185            83,518
 Depreciation                                            7,156           7,156          14,320           21,471,
                                                  ------------    ------------    ------------    --------------
  Total Operating Expenses                             313,786         974,694         645,505         1,864,139
                                                  ------------    ------------    ------------    --------------
OTHER REVENUES & EXPENSES:
 Interest income                                            --              46               4               376
 Interest expense                                      (20,524)        (17,493)        (38,629)          (51,617)
 Other income                                               --              --              --                --
                                                  ------------    ------------    ------------    --------------
  Total Other Revenues & Expenses                      (20,524)        (17,447)        (38,625)          (51,241)
                                                  ------------    ------------    ------------    --------------
NET LOSS                                          $   (334,310)   $   (982,341)   $   (681,090)   $   (1,888,480)
                                                  ============    ============    ============    ==============
Per share information
   Weighted average number
     of common shares outstanding                  200,499,758       4,481,119     328,576,681     3,820,437,786
                                                  ------------    ------------    ------------    --------------
Basic and Diluted Loss per common share           $       0.00    $       0.00    $       0.00    $         0.00
                                                  ============    ============    ============    ==============

                                    GREM USA
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)

                                                         For the Nine Months Ended
                                                               September 30,
                                                       ----------------------------
                                                           2008            2007
                                                       ------------    ------------
Cash Flows from Operating Activities:
  Net Loss                                             $   (681,090)   $ (1,888.480)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation expense                                      14,320          21.471
   Stock issued for services                                606,199       2.390.850
    Change in Assets and Liabilities:
     (Increase) in inventory                                     --            (508)
     (Increase) in accounts receivable                           --           7,478
     (Increase) in interest on loan to shareholder               --            (207)
     Increase in accounts payable                               752          25,931
     Increase in accrued management fee                      (6,199)       (600,829)
                                                       ------------    ------------
  Total adjustments                                         615,071       1,845,114
                                                       ------------    ------------
Net Cash Used in Operating Activities                       (66,019)        (43,366)

Cash Flows Used in Investing Activities                          --              --

Cash Flows from Financing Activities:
  Payments on notes payable                                  (7,765)        (14,754)
  Repayments on advances from related parties               (11,500)             --
  Proceeds from short-term loan to shareholder               85,920          49,375
                                                       ------------    ------------
Cash Flows Provided by Financing Activities                  66,655          34,621
                                                       ------------    ------------
Net Increase (Decrease) in cash and cash equivalents            636          (8,745)

Cash and cash equivalents - beginning of period                 692          12,803
                                                       ------------    ------------
Cash and cash equivalents - end of period              $      1,328    $      4,058
                                                       ============    ============

                                    GREM USA
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

NOTE 2 - GOING CONCERN

The Company has an accumulated deficit as of September 30, 2008 of $38,028,353. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2008, the current liabilities exceed the current assets by $1,677,968. As shown in the financial statements, the Company incurred a net loss of $681,090 for the six months then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 3 - PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset.

The following summarizes the components of property, plant and equipment:

                                SEPTEMBER 30,   DECEMBER 31,
                                    2008            2007
                                    ----            ----
Land                            $     15,000    $     15,000    DEPRECIABLE LIFE
Building                             285,300         285,300    ----------------
Office Furniture                       2,650           2,650           NA
Equipment                            122,650         122,650       27.5 years
                                ------------    ------------        5 years
                                     425,600         425,600      5 - 7 years
Less accumulated depreciation        (84,836)        (63,365)
                                ------------    ------------
                                $    340,764    $    362,235
                                ============    ============

NOTE 4- NOTES PAYABLE AND CONVERTIBLE DEBENTURE

Notes payable at September 30, 2008 consisted of the following:

    Unsecured note payable to an individual, interest at 10%,
    principal and interest due April 2008                           $ 150,000

    Unsecured note payable to an individual, interest at 10%,
    principal and interest due May 2008                                30,000

    Unsecured note payable to an individual, interest at 10%,
    principal and interest due May 2008                                20,000

    Unsecured note payable to a company, interest at 8%,
    principal and interest due June 2008                               15,000

    Loan Payable to Bayview Loan Servicing, interest at 10.75%, monthly installments of principal and interest and real
    estate taxes in the amount of $5476, maturing July 2021           416,377

    Note payable to a company, interest at 8%, monthly
    installments of principal and interest in the amount of
    $959, maturing September 2007                                       1,918
                                                                    ---------
    Total notes payable                                               633,295
    Less: current porti                                              (236,264)
                                                                    ---------
    Total long-term debt                                            $ 397,031
                                                                    =========

As of September 30, 2008, the Company is in default of its note payable to Advanced Molded Products, Inc. Under the terms of the note agreement, the interest rate rises to 12% in the event of default and Grem USA becomes liable for collection fees, including legal fees. As of August 1, 2008, the Company still owes $1,918 on this note plus accrued interest. GREM USA has not accrued for the additional fees and penalties as they are not considered material to GREM's financial statements. The Company anticipates repaying this note in full by the end of December 2008.

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

NOTE 7 - TREASURY STOCK

On October 01, 2006, the Company bought back 65,000,000 shares registered in the name of GREM USA and retired these shares. Also, on August 10, 2006 the Company bought back 9,000,000 shares of its $0.001 par value restricted common stock from J. Pat Taylor for $5,400 cash and retired these shares. As of September 30, 2008, these repurchased shares are held in treasury and are available for future reissuance.

NOTE 8 - STOCKHOLDERS' EQUITY

The following stock transactions occurred during the six months ended September 30, 2008:

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

NOTE 9 - RELATED PARTY TRANSACTIONS

In each three and six month period ended September 30, 2008 and 2007, the Company accrued management fees totaling $300,000 and $600,000, respectively, for services performed by its President and majority shareholder.

In November 2007, the Company received a cash advance from its President and majority shareholder, Edward Miers in the amount of $1,400. During the first quarter of 2008, Edward Miers advanced an additional $56,670 to the Company to fund the Company's short-term operating needs. The Company considers this a short-term advance and anticipates repaying this advance is full within 180 days.

In December 2007, the Company received a cash advance from one of its consultants and shareholders, Matthew Lettau in the amount of $11,560. During the first half of 2008, the Company repaid $11,500 of this advance and as of September 30, 2008, the balance outstanding is $60.

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

RESULTS OF OPERATIONS

REVENUE

The decrease in revenue for the three and six months ended September 30, 2008, compared to the same period in 2007, is primarily due the worsening economic climate in the United States. Furthermore, production of guitars substantially decreased as the Company struggled with negative cash flow from its operations.

EXPENSES

Consulting fees decreased 100% for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, as a result of the Company's cost cutting efforts implemented during the beginning of 2008.

Other selling, general and administrative expenses also decreased for the three and six months ended September 30, 2008, as compared to the same periods in 2007. These decreases were primarily due to the aforementioned Company cost cutting efforts implemented during the beginning of 2008.

OTHER

Interest expense increased for the three and six months ended September 30, 2008, as compared to the same periods in 2007, due to increased interest rates charged by the Company's mortgage company.

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

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES.

As of September 30, 2008, we had one employee, other than our sole officer and director, Edward Miers. We are dependent upon Edward Miers but we have also relied on the services of independent consultants and contractors to perform various professional services when needed. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses in the future, as we are not bound by long term contracts. We will need to hire full time operational staff as our operations commence. We anticipate the need for seven to twenty employees to be fully operational. However, due to our limited cash resources, we do not plan to add employees until such time as we have raised adequate funds to support our operations.

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

WE RECEIVED AN OPINION FROM OUR ACCOUNTANTS WHICH RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2007 and our unaudited financial statements for the period ended September 30, 2008 indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

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


DATE FORM S-8 FILED     NUMBER OF SHARES REGISTERED    NAME OF PLAN
--------------------------------------------------------------------------------
April 9, 2007           560,000,000 GREM USA           Stock Compensation Plan

We issued shares to the following consultants from a Registration Statement on Form S-8 filed on April 9, 2007:

PERSON ISSUED TO     DATE OF ISSUANCE      NUMBER OF SHARES      VALUE OF SHARES
--------------------------------------------------------------------------------
Third party               2/19/08               4,000,000            $  2,800
Third party               2/21/08              10,000,000            $  7,000
Third party               2/27/08              80,000,000            $ 56,000
Third party                3/6/08              60,000,000            $ 42,000
Third party               3/13/08              80,000,000            $ 56,000
Third party               4/24/08              60,000,000            $ 72,000
Third party                5/2/08              70,000,000            $ 49,000
Third party                6/4/08             130,000,000            $ 52,000
Third party               6/17/08             120,000,000            $108,000

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT                                DESCRIPTION
NUMBER

2.1 Plan of Reorganization between Last Company Clothing Inc. and Premier ASP Inc. dated February 23, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 8-K FILED ON APRIL 25, 2001)
2.2 Plan of Reorganization between Premier Axium ASP Inc. and all of the stockholders of The Savvy Employer Inc. dated July 16, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON AUGUST 23, 2001)
2.3 Plan of Reorganization between Premier Axium ASP Inc. and all of the stockholders of Active Employment Solutions Inc. dated July 16, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON AUGUST 23, 2001)
3(i).1 Articles of Incorporation dated March 26, 1999 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-SB FILED ON MAY 8, 2000)
3(i).2 Certificate of Amendment to Articles of Incorporation dated July 12, 2000 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 30, 2002)
3(i).3 Certificate of Amendment to Articles of Incorporation dated October 5, 2000 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-KSB FILED ON FEBRUARY 9, 2001)
3(i).4 Certificate of Amendment to Articles of Incorporation dated November 16, 2000 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 30, 2002)
3(i).5 Certificate of Amendment to Articles of Incorporation dated March 26, 2001 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 30, 2002)
3(i).6 Certificate of Amendment to Articles of Incorporation dated August 10, 2002 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 14C FILED ON JULY 24, 2002)
3(i).7 Certificate of Amendment to Articles of Incorporation dated February 22, 2007 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 8-K FILED ON MARCH 7, 2007)
3(ii).1 Bylaws dated March 25, 1999 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-SB FILED ON MAY 8, 2000)
4.1 2005 Stock Option Plan dated April 29, 2005 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON AUGUST 9, 2005)
4.2 Amendment to 2005 Stock Option Plan dated January 30, 2006 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON FEBRUARY 3, 2006)
4.3 Amendment to 2005 Stock Option Plan dated November 15, 2005 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM S-8 FILED ON NOVEMBER 18, 2005)
4.4 2004 Stock Compensation Plan dated February 2, 2004 (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM S-8 FILED ON FEBRUARY 13, 2004)
4.5 2003 Benefit Plan dated February 22, 2003 (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM S-8 FILED ON MARCH 4, 2003)
4.6 2002 Benefit Plan dated September 26, 2002 (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JULY 11, 2002)
4.7 2001 Restricted Share Plan (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM S-8 FILED ON JANUARY 1, 2002)
10.1 Memorandum of Understanding between the Company and Taylor Ventures, LLC dated September 12, 2002 (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON NOVEMBER 14, 2005)

10.2 Real Estate Mortgage between the Company and Taylor Ventures, LLC dated November 9, 2005 (INCORPORATED BY REVERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON NOVEMBER 14, 2005)
10.3 Real Estate Mortgage between the Company and InterBay Funding, LLC dated July 18, 2006 (INCORPORATED BY REFERENCE TO THE EXHIBITS TO FORM 10-QSB FILED ON AUGUST 14, 2006)
31*         Certification of Ed Miers pursuant to Section 302 of the
            Sarbanes-Oxley Act
32*         Certification of Ed Miers pursuant to Section 906 of the
            Sarbanes-Oxley Act

* Filed Herewith
Items 3 and 5 of Part II are not applicable and have been omitted.

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

Date: November 17, 2008