Form 10-Q/A
period 2008-03-31
GREM USA
filed 2012-09-05
CIK 1084983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 Amendment #1
(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2008

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  000-30567

GREM USA
(Exact name of small business issuer as specified in its charter)

Nevada	35-2281610
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

160 Lake Brantley Drive
Longwood, FL 32779
(Address of principal executive offices)

(260)445-7000
(Registrants telephone number, including area code)

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☒ Yes   ☐ No

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2012 was 1,808,997,481shares of common stock.

Explanatory Note

This amendment to the Company’s quarterly report on Form 10-Q/A (originally filed as a Form 10-QSB) for the period ending March 31, 2008 is being filed because our previous independent audit firm Jasper & Hall, who reviewed the original Form 10-QSB filed on May 20, 2008 had their registration revoked by the Public Company Accounting Oversight Board (“PCAOB”) on October 21, 2008.

On March 2, 2009 we dismissed Jasper & Hall, P.C., as our independent registered public account firm and engaged the accounting firm of Patrick Rodgers, CPA, PA as our new independent registered public accounting firm.

Therefore, the original 10-QSB (now amended and being refilled on Form 10-Q/A) was reviewed by an audit firm that subsequent to the original filing was no longer registered with the PCAOB.  As a result, the Company elected to have our original Form 10-QSB (now amended and being refilled on Form 10-Q/A) reviewed by our new audit firm Patrick Rodgers, CPA, PA.

Additionally, this amendment includes a correction and reclassification of compensation expense originally reported during the quarter ended March 31, 2008. Compensation expense in the amount of $300,000 was incorrectly recorded as officer compensation, when no amount should have been recorded.  Consulting expense in the amount of $163,800 should have been recorded during the quarter ended March 31, 2008. The financial statements included with this Form 10-Q/A reflect this $136,000 decrease in total expenses.  See Note 12 to the included notes to the financial statements.

Except as discussed above, we have not modified or updated disclosures presented in the original filing on Form 10 QSB, except as required to reflect the effects of the restatement and the regrouping of expense items into new, functional categories in this amended quarterly report.  According, this amended quarterly report does not reflect events occurring after our original filing on Form 10 QSB or modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time the original filing on Form 10 QSB and placed where applicable to the current Form 10Q.

The following items have been amended as a result and to the extent of the restatement only.

Part I.      Item 1.     Financial Statements (Unaudited):

Balance Sheet – March 31, 2008 (as restated)

Statement of Operations – Three months ended March 31, 2008 (as restated)

Statement of Cash Flows –Three months ended March 31, 2008 (as restated)

Notes to Financial Statements

 Item 2.    Management Discussion and Plan of Operation

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements (Unaudited)

GREM USA
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
		(audited)

Assets

Current assets

Cash	$4,513	$692
Deposits	1,834	1,834

Total current assets	6,347	2,526

Property and equipment, net	355,071	362,235

Total assets	$361,418	$364,761

Liabilities and stockholders' deficiency

Current liabilities

Accounts payable and accrued liabilites	$50,349	$55,069
Accrued management services	1,302,664	1,307,864
Advances from related parties	64,130	12,960
Current portion of long-term debt	228,416	236,076

Total current liabilities	1,645,559	1,611,969

Long-term debt, net of current portion	409,632	404,984

Total liabilities	2,055,191	2,016,953

Stockholders' deficiency

Preferred stock, $.001 par value; 10,000,000 shares authorized,
5,200,000 and none issued and outstanding at March 31, 2008
and December 31, 2007, respectively	$5,200	$-

Common stock, $.001 par value; 4,990,000,000 shares
authorized, 238,997,481 and 45,016,245 shares issued and outstanding
at March 31, 2008 and December 31, 2008, respectively	238,997	5,016

Additional paid-in capital	35,680,465	35,750,647
Treasury stock	(60,593)	(60,593)
Accumulated deficit	(37,557,842)	(37,347,262)

Total stockholders' deficiency	(1,693,773)	(1,652,192)

Total liabilities and stockholders' deficiency	$361,418	$364,761

GREM USA
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$3,040	$-

Expenses:

Management compensation	0	300,000
Consulting fees	163,800	3,200
Selling, general and administrative expenses	24,556	44,857
Depreciation	7,164	7,164

Total expenses	195,520	355,221

Net operating income (loss)	(192,480)	(355,221)

Other income (expense)

Interest income	4	320
Other income	-	-
Interest expense	(18,105)	(16,402)

Total other income (expense)	(18,101)	(16,082)

Net income (loss)	$(210,581)	$(371,303)

Basic and diluted loss per share:

Net loss per weighted average share,
basis and fully diluted	$(0.00)	$(0.17)

Weighted average number of common
shares outstanding, basic and fully diluted	72,422,835	2,196,233

GREM USA
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(210,581)	$(371,303)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciation	7,164	7,164
Stock issued for services	163,800	1,503,200

Changes in operating assets and liabilities:

Inventory	-	(508)
Accounts receivable	-	4,378
Receivable from Shareholder		49,785
Interest receivable		(178)
Accounts payable	(4,720)	18,319
Accrued management services	-	(1,200,146)
Net cash used in operating activities	(44,337)	10,711

Cash flows from investing activities	-	-

Cash flows from financing activities

Payments on note payable	(3,012)	(6,218)
Repayments on advances from related parties	(5,500)	-
Proceeds from related party loan to the company	56,670	-
Net cash provided by investing activities	48,158	(6,218)

Net incresase in cash	3,821	4,493
Cash, beginning of period	692	12,803

Cash, end of period	$4,513	$17,296

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 1 – Description of Business

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

GREM USA (the Company) was incorporated in the state of Nevada on March 26, 1999 under the name Last Company Clothing, Inc. (“LCC”).  In February 2001, LCC entered into an “Agreement and Plan of Merger” with Premier ASP, Inc, whereby LCC acquired 100% of all the outstanding stock of Premier ASP. Inc. and subsequently changed its name to Premier Axium Asp. Inc. On August 9, 2002, the Company changed its name to Core Solutions, Inc.  On May 2, 2003, the Company changed its name to Sunshine Ventures, Inc.  On May 30, 2003, the Company changed its name to Christine’s Precious Petal, Inc. On July 29, 2003, the Company changed its name to Global Business Markets, Inc.  On December 29, 2004, the Company changed its name to GREM USA.

Note 2 – Summary of significant Accounting Policies

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the periods ended March 31, 2008 and December 31, 2007.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at March 31, 2008 and December 31, 2007.

Revenue recognition

In accordance with the FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 2 – Summary of significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  Generally the Company is no longer subject to income tax examinations by major taxing authorities for years before 2005. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of January 1, 2009.  Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separate component of stockholders’ equity.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 2 – Summary of significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during 2008 or 2007 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  For the three month periods ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $163,800 and $1,503,200, respectively.

Recently-Enacted Accounting Standards

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statement.

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 2 – Summary of significant Accounting Policies (Continued)

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.

Note 3 – Going Concern

The Company has an accumulated deficit as of March 31, 2008 of approximately $37.6 million. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has a minimum cash balance, has incurred losses since inception, and it does not have source of revenue sufficient to cover its operating expenses.  As of March 31, 2008, the current liabilities exceed the current assets by $1,693,773.  As shown in the financial statements, the Company incurred a net loss of approximately $210,581 for the three months then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 4 – Property, Plant and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset.

The following summarizes the components of property, plant, and equipment:

	March 31,	December 31,
	2008	2007	Depreciable Life

Land	$15,000	$15,000	N/A
Building	285,300	285,300	27.5 years
Office furniture	2,650	2,650	5 years
Equipment	122,650	122,650	5 - 7 years

	$425,600	$425,600
Accumulated depreciation	(70,529)	(63,365)

	$355,071	$362,235

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 5 – Notes Payable and Convertible Debenture

Notes payable at March 31, 2008 consisted of the following:

		Principal &
		Interest Due	Balance
	Interest	Date	Due

Unsecured note payable to an individual	10%	April 2008	$150,000

Unsecured note payable to an individual	10%	May 2008	30,000

Unsecured note payable to an individual	10%	May 2008	20,000

Unsecured note payable to a company	10%	June 2008	15,000

Loan payable to Bayview Loan Servicing, monthly
installments of principal and interest and real estate
taxes in the amount of $5,476, maturing July 2021.	10.75%	July 2021	421,130

Notes payable to a company, monthly installments
of principal and interest of $959, maturing September 2007.	8.0%	September 2007	1,918

Total notes payable			638,048
Less: current portion			(228,416)
Total long-term debt			$409,632

As of March 31, 2008, the Company is in default of its note payable to Advanced Molded Products, Inc. Under the terms of the note agreement, the interest rate rises to 12% in the event of default and Grem USA becomes liable for collection fees, including legal fees. As of March 31, 2008, the Company still owed $1,918 on this note plus accrued interest. GREM USA has not accrued for the additional fees and penalties as they are not considered material to GREM’s financial statements. This note was repaid in full as of December 31, 2008.

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 6 – Common Stock

On February 22, 2007, the Company filed with the Secretary of State of the State of Nevada, a Certificate of Change (the “Certificate”) to the Company’s Articles of Incorporation.  The Certificate is effective as of February 22, 2007, (the “Effective Date”) and effects a 4-for-1 reverse stock split of the Company’s issued and outstanding shares of Common stock, par value $.001(the “Reverse Split”).  The number of shares of Common Stock the Company is authorized to issue remains unchanged at 5,000,000,000.  As of the Effective Date, every 4 shares of the Company’s issued and outstanding Common Stock, $.001 par value, automatically converted to one share of Common Stock, $.001 par value.  No fractional shares were issued in connection with the Reverse Split.  Fractional shares were rounded up to the next whole share.  The Reverse Split did not alter any voting rights or other terms of the Company’s Common Stock.  As a result of the Reverse Split, beginning March 2, 2007, the Company’s Common Stock began trading on the OTC Bulletin Board under the trading symbol GRUS.

On February 6, 2008, the Company filed with the Secretary of State of the State of Nevada, a Certificate of Amendment (the "Certificate") to the Company's Articles of Incorporation. The Certificate is effective as of February 6, 2008, (the "Effective Date").   The number of shares of Common Stock the Company is authorized to issue is 4,990,000,000. In addition, the company authorized 10,000,000 shares of $0.001 par value preferred stock. The same certificate of amendment also affects a 1000-for-1 reverse stock split of the Company's issued and outstanding shares of Common stock, par value $0.001(the "Reverse Split").

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

As a result of the Reverse Split, beginning February 6, 2008, the Company's Common Stock began trading on the OTC Bulletin Board under the trading symbol GRMU.

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

Note 7 – Preferred Stock

As discussed more fully in Note 6, above, the Company issued 5,200,000 of newly created Series A Preferred Stock.  The preferred shares were issued at their par value of $0.001 per share.  Such Series A preferred stock is convertible into common shares of the Company on a one-for-one thousand basis at any time at the option of the holder.

Note 8 – Treasury Stock

On October 01, 2006, the Company bought back 65,000,000 shares registered in the name of GREM USA. Also, on August 10, 2006 the Company bought back 9,000,000 shares of its $0.001 par value restricted common stock from J. Pat Taylor for $5,400 cash.  As of March 31, 2008, these repurchased shares are held in treasury and are available for future reissuance.

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 9 – Stockholders' Equity

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

Note 10 – Related Party Transaction

In the three month periods ended March 31, 2008 and 2007, the Company accrued management fees totaling $-0- and $300,000, respectively, for services performed by its president and majority shareholder.

In November 2007, the Company received a cash advance from its president and majority shareholder, Edward Miers in the amount of $1,400.  During the three months ended March 31, 2008, Edward Miers advanced an additional $54,751 to the Company to fund the Company’s short-term operating needs.

In December 2007, the Company received a cash advance from one of its consultants and shareholders, Matthew Lettau in the amount of $11,560 and repaid $5,500 of the amount advanced during the three months ended March 31, 2008.

During the three month period ended March 31, 2008, the Company issued 234,000,000 shares were issued to a consultant for services rendered.  These shares were valued at $163,800.

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 11 – Fair Value Measurement

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 11 – Fair Value Measurement (Continued)

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority.

Certificate of Deposits

The fair value of the bank certificate of deposits is based on the face value of the certificate of deposits.

Derivative Contracts

The Company records its derivative activities at fair value. Gains and losses from derivative contracts are included in trading income in the statement of operations.  Derivative contracts include future and option contracts related to foreign currencies, government bonds and other securities. Government bonds are generally categorized in Level 1 of the fair value hierarchy.

The fair value of the derivate contacts traded by the Company is generally based on quoted prices in active markets on national exchanges. The derivative contracts, such as options and futures, which are listed on a national securities exchange or reported on the NASDAQ national market, are generally categorized in Level 1 of the fair value hierarchy. During the periods ended March 31, 2008 and December 31, 2007, the Company did not engage in trading of derivate contracts.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. There were no cash collateral receivables or net derivative positions at March 31, 2008.

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
Note 12 – Restatement

The Company has restated its financial statements as of and for the three months ended March 31, 2008, to reflect the correction and reclassification of compensation expense originally reported during the quarter ended March 31, 2008.    Compensation expense in the amount of $300,000 was incorrectly recorded as officer compensation, when no amount should have been recorded.  Consulting expense in the amount of $163,800 should have been recorded during the quarter ended March 31, 2008. The financial statements included with this Form 10-Q/A reflect this $136,000 decrease in total expenses.  The Company’s summarized financial statements comparing the restated financial statements to those originally recorded are as follows:

	Balance Sheet at March 31, 2008

	Original	Change	Restated

Total assets	$361,418	$-	$361,418

Total liabilities	$2,015,191	$40,000	$2,055,191

Stockholders' deficit	$(1,653,773)	$(40,000)	$(1,693,773)

	Statement of Income
	For the Three Months Ended March 31, 2008

	Original	Change	Restated

Sales	3,040	$-	$3,040

Management compensation	$300,000	(300,000)	-
Consulting fees	-	163,800	163,800
Selling, and General administrative expenses	24,556	-	24,556
Depreciation	7,164	-	7,164
Other (income) expense	18,101	-	18,101

Total expenses	349,821	(136,200)	213,621

Net loss	(346,781)	(136,200)	(210,581)

Basic and diluted loss per share	$(0.00)	$-	$(0.00)

Weighted average common shares
outstanding	74,422,834	-	74,422,834

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 12 – Restatement (Continued)

	Statements of Cash Flows
	Three Months Ended March 31, 2008

	Original	Change	Restated

Cash flows from operating activities
Net loss	$(346,781)	$136,200	$(210,581)
Adjustments to reconcile net loss
used by operations:
Depreciation	7,164	-	7,164
Stock issued for services	-
Stock issued for services	(5,884)	169,684	163,800
Changes in assets and liabilities:	-		-
Accounts payable	1,164	(5,884)	(4,720)
Accrued management fee	300,000	(300,000)	-
Net cash used by operating activities	(44,337)	-	(44,337)

Cash flows from investing activities
Net effect of recapitalization
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceedes from related party advances	56,670		56,670
Repayment of related party advances	(5,500)	-	(5,500)
Repayment of notes payable	(3,012)	-	(3,012)
Net cash provided by financing activities	48,158	-	48,158

Net increase (decrease in cash	3,821	-	3,821
Cash, beginning of period	692	-	692

Cash, end of period	$4,513	$-	$4,513

Supplemental disclosures of cash information
Interest	$-	$-	$-

GREM USA
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 13 – Subsequent Events

On May 2, 2008, the Company became in default of its $150,000 note payable to David A. and Kathleen S. King.  Under the terms of the note agreement, GREM USA becomes liable for all reasonable costs and expenses, including legal fees for collection of this note.  GREM USA has not accrued for these potential costs as the Company is currently renegotiating repayments terms with Mr. And Mrs. King.  On December 4, 2008, this debt obligation was assumed by the Company’s majority shareholder.

On June 1, 2008, the Company became in default of its $30,000 note payable Glen and Christina Maggart.  Under the terms of the note agreement, GREM USA becomes liable for all reasonable costs and expenses, including legal fees for collection of this note.  GREM USA has not accrued for these potential costs as the Company is currently renegotiating repayments terms with Mr. And Mrs. Maggart.  On December 4, 2008, this debt obligation was assumed by the Company’s majority shareholder.

On June 1, 2008, the Company became in default of its $20,000 note payable Stephen King.  Under the terms of the note agreement, GREM USA becomes liable for all reasonable costs and expenses, including legal fees for collection of this note.  GREM USA has not accrued for these potential costs as the Company is currently renegotiating repayments terms with Mr. King.  On December 4, 2008, this debt obligation was assumed by the Company’s majority shareholder.

On July 1, 2008, the Company became in default of its $15,000 note payable to Stanley Sutphin.  Under the terms of the note agreement, GREM USA becomes liable for all reasonable costs and expenses, including legal fees for collection of this note.  GREM USA has not accrued for these potential costs as the Company is currently renegotiating repayments terms with Mr. Sutphin.  On December 4, 2008, this debt obligation was assumed by the Company’s majority shareholder.

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

On July 21, 2008, the Company issued 120,000,000 shares of its $0.001 par value common stock to a third party valued at $72,000.

On August 25, 2008, the Company issued 250,000,000 shares of its $0.001 par value common stock to a third party valued at $100,000.

On October 10, 2008, the Company issued 300,000,000 shares of its $0.001 par value common stock to a third party valued at $30,000.

On November 4, 2008, the Company issued 550,000,000 shares of its $0.001 par value common stock to a third party valued at $55,000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements – Safe Harbor
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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:
▪	Our current lack of working capital;
▪	Our ability to successfully market and sell our products;
▪	Deterioration in general or regional economic conditions;
▪	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
▪	Our ability to continue to issue shares of our common stock in exchange for consultant services;
▪	Our ability to continue to issue shares of our common stock due to the limited number of authorized shares remaining under our Articles of Incorporation, as amended;
▪	Risks and benefits associated with moving our operations to a new facility;
▪	Whether we could be deemed a shell company under Rule 12b-2 of the Exchange Act;
▪	The unavailability of funds for capital expenditures; and
▪	Operational inefficiencies in distribution or other systems.

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

Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of securities owned and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the that the significant accounting policies summarized in footnote two of the unaudited financial statements filed as part of this quarterly report are critical accounting policies, which affect our judgments and estimates used in the preparation of our consolidated financial statements.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has experienced significant losses.  The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.  The Company has an accumulated deficit as of March 31, 2008 of $37.6 million. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As of March 31, 2008, the current liabilities exceed the current assets by $1,693,773.  As shown in the financial statements, the Company incurred a net loss of $210,581 for the three months then ended.

Results of Operations

Revenue
Revenue increased from $-0- to $3,040 for the three months ended March 31, 2008 compared to the same period in 2007.  The decrease in revenue for the nine months ended March 31, 2008, compared to the same period in 2007, is primarily attributable to the weak U.S. economy, which affected our ability to grow our business. Furthermore, production of guitars substantially decreased as the Company struggled with negative cash flow from its operations.

Expenses
Consulting fees increase from $3,200 to $163,800 for the three months ended March 31, 2008, as compared to the same periods in 2007, as a result of the Company's cost cutting efforts implemented during the beginning of 2008.

Selling, general and administrative expenses also decreased from $44,857 to 24,556 nine months ended March 31, 2008, as compared to the same period in 2007. These decreases were primarily due to the aforementioned Company cost cutting efforts implemented during the beginning of 2008.

Other
For the three months ended March 31, 2008 and 2007, the Company reported interest expense of $18,105 and $16,402, respectively, an increase of $1,703(10.0%).

Liquidity and Capital Resources
As a company with minimal operations and not having generated revenues, we do not have the cash flow to operate our business. In the past we have been dependent on a combination of borrowed funds, the sale of our restricted common stock, advances Mr. Miers, our president and CEO, and financing to facilitate our cash requirements. Inasmuch, as we have not generated revenues sufficient to compensate Mr. Miers in cash, we will continue to compensate him by issuing our common stock for services he renders on behalf of the Company.  This includes management compensation previously accrued as of December 31, 2007.

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

Factors that may affect our plan of operation.

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
Because we are in the early stages of operations, we expect to continue to incur operating losses and to have a negative cash flow unless and until we are able to generate substantial revenues and reach profitability. We expect that during the next twelve months, as we try to develop and launch our products; our operating expenses will be increasing, especially in the areas of development, sales and marketing and brand promotion. We anticipate that we will have to incur substantial costs and expenses related to:
     ●    hiring additional executive and administrative personnel, and additional product development personnel;
     ●    continued development of our guitars and the development of proposed accessory products; and
     ●    advertising, marketing, and promotional activities.

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
     ●    Deliver to the customer, and obtain a written receipt for, a disclosure document;
     ●    Disclose certain price information about the stock;
     ●    Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
     ●    Send monthly statements to customers with market and price information about the penny stock; and
     ●    In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with  information specified in the rules.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4 - Controls and Procedures

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

Item 1 - Legal Proceedings

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A - Risk Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were made during the three month period ended March 31, 2008.

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None.

Item 6 - Exhibits

Index to Exhibits

Exhibit No.	Description

2.1	Plan of Reorganization between Last Company Clothing Inc. and Premier ASP Inc. dated February 23, 2001 (Incorporated by reference to the exhibits to Form 8-K filed on April 25, 2001)
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

3.1	Articles of Incorporation dated March 26, 1999 (Incorporated by reference to the exhibits to Form 10-SB filed on May 8, 2000)
3.2	Certificate of Amendment to Articles of Incorporation dated July 12, 2000 (Incorporated by reference to the exhibits to Form S-8 filed on January 30, 2002)
3.3	Certificate of Amendment to Articles of Incorporation dated October 5, 2000 (Incorporated by reference to the exhibits to Form 10-KSB filed on February 9, 2001)
3.4	Certificate of Amendment to Articles of Incorporation dated November 16, 2000 (Incorporated by reference to the exhibits to form S-8 filed on January 30, 2002)
3.5	Certificate of Amendment to Articles of Incorporation dated March 26, 2001 (Incorporated by reference to the exhibits to Form S-8 filed on January 30, 2002)
3.6	Certificate of Amendment to Articles of Incorporation dated August 10, 2002 (Incorporated by reference to the exhibits to Form 14C filed on July 24, 2002)
3.7	Certificate of Amendment to Articles of Incorporation dated February 22, 2007 (Incorporated by reference to the exhibits to Form 8-K filed on March 7, 2007)
3.8	Bylaws dated March 25, 1999 (Incorporated by reference to the exhibits to Form 10-SB filed on May 8, 2000)
4.1+	2005 Stock Option Plan dated April 29, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on August 9, 2005)
4.2+	Amendment to 2005 Stock Option Plan dated January 30, 2006 (Incorporated by reference to the exhibits to Form S-8 filed on February 3, 2006)
4.3+	Amendment to 2005 Stock Option Plan dated November 15, 2005 (Incorporated by reference to the exhibits to Form S-8 filed on November 18, 2005)
4.4+	2004 Stock Compensation Plan dated February 2, 2004 (Incorporated by reference to the exhibits to Form S-8 filed on February 13, 2004)
4.5+	2003 Benefit Plan dated February 22, 2003 (Incorporated by reference to the exhibits to Form S-8 filed on March 4, 2003).
4.7+	2002 Benefit Plan dated June 26, 2002 (Incorporated by reference to the exhibits to Form S-8 filed on July 11, 2002).
4.6+	2001 Restricted Share Plan (Incorporated by reference to the exhibits to Form S-8 filed on January 1, 2002)
10.1	Memorandum of Understanding between the Company and Taylor Ventures, LLC dated September 12, 2002 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 14, 2005).
10.2	Real Estate Mortgage between the Company and Taylor Ventures, LLC, dated November 9, 2005 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 14, 2005).
10.3	Real Estate Mortgage between the Company and InterBay Funding, LLC, dated July 18, 2006 (Incorporated by reference to the exhibits to Form 10-QSB filed on august 14, 2006)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREM USA

Date: September 4, 2012	By:	/s/ Edward Miers
Edward Miers, CEO
Principal Executive Officer and Principal Financial Officer.