Form 10-Q/A
period 2008-06-30
GREM USA
filed 2012-09-11
CIK 1084983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 Amendment#1
(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number:  000-30567

GREM USA
(Exact name of small business issuer as specified in its charter)

Nevada	35-2281610
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

160 Lake Brantley Drive
Longwood, FL 32779
(Address of principal executive offices)

(260) 445-7000
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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2012 was 1,808,997,481 shares of common stock.

ii

Explanatory Note

This amendment to the Company’s quarterly report on Form 10-Q/A (originally filed as a Form 10-QSB) for the period ending June 30, 2008 is being filed because our previous independent audit firm Jasper & Hall, who reviewed the original Form 10-Q filed on May 20, 2008 had their registration revoked by the Public Company Accounting Oversight Board (“PCAOB”) on October 21, 2008.

On March 2, 2009 we dismissed Jasper & Hall, P.C., as our independent registered public account firm and engaged the accounting firm of Patrick Rodgers, CPA, PA as our new independent registered public accounting firm.

Therefore, the original 10-Q (now amended and being refilled on Form 10-Q/A) was reviewed by an audit firm that subsequent to the original filing was no longer registered with the PCAOB.  As a result, the Company elected to have our original Form 10-Q (now amended and being refilled on Form 10-Q/A) reviewed by our new audit firm Patrick Rodgers, CPA, PA.

Additionally, this amendment includes a correction and reclassification of compensation expense originally reported during the quarter ended June 30, 2008. Compensation expense in the amount of $300,000 was incorrectly recorded as officer compensation, when no amount should have been recorded. Consulting expense in the amount of $281,000 should have been recorded during the quarter ended June 30, 2008. The financial statements included with this Form 10-Q/A reflect this $19,000 decrease in total expenses. See Note 12 to the included notes to the financial statements.

Except as discussed above, we have not modified or updated disclosures presented in the original filing on Form 10-Q, except as required to reflect the effects of the restatement and the regrouping of expense items into new, functional categories in this amended quarterly report.  According, this amended quarterly report does not reflect events occurring after our original filing on Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time the original filing on Form 10-Q.

The following items have been amended as a result and to the extent of the restatement only.

Part I.              Item 1.    Financial Statements (Unaudited):

Balance Sheet – June 30, 2008 (as restated)

Statement of Operations – Six months ended June 30, 2008 (as restated)

Statement of Cash Flows –Six months ended June 30, 2008 (as restated)

Notes to Financial Statements

Item 2.    Management Discussion and Plan of Operation

iii

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements (Unaudited)

GREM USA
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Restated)
	(Unaudited)

Assets

Current assets

Cash	$1,328	$692
Deposits	1,834	1,834

Total current assets	3,162	2,526

Property and equipment, net	347,915	362,235

Total assets	$351,077	$364,761

Liabilities and stockholders' deficiency

Current liabilities

Accounts payable and accrued liabilites	$57,740	$55,069
Accrued management services	1,302,664	1,307,864
Advances from related parties	85,461	12,960
Current portion of long-term debt	236,076	236,076

Total current liabilities	1,681,941	1,611,969

Long-term debt, net of current portion	397,219	404,984

Total liabilities	2,079,160	2,016,953

Stockholders' deficiency

Preferred stock, $.001 par value; 10,000,000 shares authorized,
5,200,000 and none issued and outstanding at June 30, 2008
and December 31, 2007, respectively	$5,200	$-

Common stock, $.001 par value; 4,990,000,000 shares
authorized, 588,997,481 and 45,016,245 shares issued and outstanding
at June 30, 2008 and December 31, 2008, respectively	588,997	5,016

Additional paid-in capital	35,611,465	35,750,647
Treasury stock	(60,593)	(60,593)
Accumulated deficit	(37,873,152)	(37,347,262)

Total stockholders' deficiency	(1,728,083)	(1,652,192)

Total liabilities and stockholders' deficiency	$351,077	$364,761

GREM USA
Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Restated)		(Restated)

Sales	-	9,800	3,040	14,600

Expenses:

Management compensation	-	300,000	-	600,000
Consulting fees	281,000	644,800	444,800	648,000
Selling, general and administrative expenses	6,629	22,738	31,185	76,131
Depreciation	7,156	7,156	14,320	14,320

Total expenses	294,785	974,694	490,305	1,338,451

Net operating income (loss)	(294,785)	(964,894)	(487,265)	(1,323,851)

Other income (expense)

Interest income	-	46	4	366
Interest expense	(20,524)	(17,493)	(38,629)	(33,895)

Total other income (expense)	(20,524)	(17,447)	(38,625)	(33,529)

Net income (loss)	(315,309)	(982,341)	(525,890)	(1,357,380)

Basic and diluted loss per share:

Net loss per weighted average share,
basis and fully diluted	(0)	(0)	(0)	(0)

Weighted average number of common
shares outstanding, basic and fully diluted	372,843,635	4,694,974	260,212,951	3,801,828

GREM USA
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(Restated)

Cash flows from operating activities:
Net loss	$(525,890)	$(1,357,380)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciation	14,320	14,320
Stock issued for services	444,800	2,163,700

Changes in operating assets and liabilities:

Inventory	-	(508)
Accounts receivable	-	7,478
Interest receivable	-	(207)
Accounts payable	2,670	31,669
Accrued management services		(900,146)
Net cash used in operating activities	(64,100)	(41,074)

Cash flows from investing activities	-	-

Cash flows from financing activities

Payments on note payable	(19,265)	(6,495)
Repayments on advances from related parties	-	-
Proceeds from related party loan to the company	84,001	44,164
Net cash provided by investing activities	64,736	37,669

Net incresase in cash	636	(3,405)
Cash, beginning of period	692	12,803

Cash, end of period	$1,328	$9,398

Supplemental Disclosures of Cash Flow Information

Interest	$44,608	$53,638

GREM USA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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

Note 2 – Summary of significant Accounting Policies

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the periods ended June 30, 2008 and December 31, 2007.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at June 30, 2008 and December 31, 2007.

Revenue recognition

In accordance with the FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

GREM USA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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
JUNE 30, 2008

Note 2 – Summary of significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during 2008 or 2007 under FASB ASC 718.  For the six month periods ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $444,800 and $2,163,700, respectively.

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
JUNE 30, 2008

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

Note 3 – Going Concern

The Company has an accumulated deficit as of June 30, 2008 of approximately $37.9 million. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has a minimum cash balance, has incurred losses since inception, and it does not have source of revenue sufficient to cover its operating expenses.  As of June 30, 2008, the current liabilities exceed the current assets by $1,728,000.  As shown in the financial statements, the Company incurred a net loss of approximately $315,000 for the six months then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 4 – Property, Plant and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset.

The following summarizes the components of property, plant, and equipment:

	June 30,	December 31,
	2008	2007	Depreciable Life

Land	$15,000	$15,000	N/A
Building	285,300	285,300	27.5 years
Office furniture	2,650	2,650	5 years
Equipment	122,650	122,650	5 - 7 years

	$425,600	$425,600
Accumulated depreciation	(77,685)	(63,365)

	$347,915	$362,235

GREM USA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 5 – Notes Payable and Convertible Debenture

Notes payable at June 30,  2008 consisted of the following:

		Principal &
		Interest Due	Balance
	Interest	Date	Due

Unsecured note payable to an individual	10%	April 2008	$150,000

Unsecured note payable to an individual	10%	May 2008	30,000

Unsecured note payable to an individual	10%	May 2008	20,000

Unsecured note payable to a company	10%	June 2008	15,000

Loan payable to Bayview Loan Servicing, monthly
installments of principal and interest and real estate
taxes in the amount of $5,476, maturing July 2021.	10.75%	July 2021	416,377

Notes payable to a company, monthly installments
of principal and interest of $959, maturing September 2007.	8.0%	September 2007	1,918

Total notes payable			633,295
Less: current portion			(236,076)

Total long-term debt			$397,219

As of June 30, 2008, the Company is in default of its note payable to Advanced Molded Products, Inc.  Under the terms of the note agreement, the interest rate rises to 12% in the event of default and Grem USA becomes liable for collection fees, including legal fees.  As of June 30, 2008, the Company still owed $1,918 on this note plus accrued interest.  GREM USA has not accrued for the additional fees and penalties as they are not considered material to GREM’s financial statements.  The Company anticipates repaying this note in full by the end of December 2008.

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

GREM USA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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

Note 8 – Treasury Stock

On October 01, 2006, the Company bought back 65,000,000 shares registered in the name of GREM USA. Also, on August 10, 2006 the Company bought back 9,000,000 shares of its $0.001 par value restricted common stock from J. Pat Taylor for $5,400 cash.  As of June 30, 2008, these repurchased shares are held in treasury and are available for future reissuance

GREM USA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 9 – Stockholders' Equity

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

On June 17, 2008, the Company issued 90,000,000 shares of its $0.001 par value common stock to a third party valued at $108,000

Note 10 – Related Party Transaction

In the six month periods ended June 30, 2008 and 2007, the Company accrued management fees totaling $-0- and $600,000, respectively, for services performed by its president and majority shareholder.

In November 2007, the Company received a cash advance from its president and majority shareholder, Edward Miers in the amount of $1,400.  During the six months ended June 30, 2008, Edward Miers advanced an additional $85,401 to the Company to fund the Company’s short-term operating needs.

In December 2007, the Company received a cash advance from one of its consultants and shareholders, Matthew Lettau in the amount of $11,560 and this amount was repaid in full during the six month period ended June 30, 2008.

During the six month period ended June 30, 2008, the Company issued 584,000,000 shares were issued to a consultant for services rendered.  These shares were valued at $444,800.

GREM USA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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

GREM USA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 11 – Fair Value Measurement (Continued)

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy (Continued)

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

The fair value of the derivate contacts traded by the Company is generally based on quoted prices in active markets on national exchanges. The derivative contracts, such as options and futures, which are listed on a national securities exchange or reported on the NASDAQ national market, are generally categorized in Level 1 of the fair value hierarchy. During the periods ended June 30, 2008 and December 31, 2007, the Company did not engage in trading of derivate contracts.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. There were no cash collateral receivables or net derivative positions at June 30, 2008.

Note 12 – Restatement

The Company has restated its financial statements as of and for the three months ended June 30, 2008, to reflect the correction and reclassification of compensation expense originally reported during the quarter ended June 30, 2008.    Compensation expense in the amount of $300,000 was incorrectly recorded as officer compensation, when no amount should have been recorded.  Consulting expense in the amount of $281,000 should have been recorded during the quarter ended June 30, 2008. The financial statements included with this Form 10-Q/A reflect this $19,000 decrease in total expenses.  The Company’s summarized financial statements comparing the restated financial statements to those originally recorded are as follows:

GREM USA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 12 – Restatement (Continued)

	Balance Sheet at June 30, 2008

	Original	Change	Restated

Total assets	$351,077	$-	$351,077

Total liabilities	$2,078,160	$1,000	$2,079,160
			-
Stcokholders' deficit	$(1,727,083)	$(1,000)	$(1,728,083)

	Statement of Income
	For the Three Months Ended June 30, 2008

	Original	Change	Restated

Sales	-	$-	$-

Management compensation	$300,000	(300,000)	-
Consulting fees	-	281,000	281,000
Selling, and General administrative expenses	6,630	(1)	6,629
Depreciation	7,156	-	7,156
Other (income) expense	20,524	-	20,524

Total expenses	334,310	(19,001)	315,309

Net loss	(334,310)	(19,001)	(315,309)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding	200,499,758	172,343,877	372,843,635

GREM USA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 12 – Restatement (Continued)

	Statement of Income
	For the Six Months Ended June 30, 2008

	Original	Change	Restated

Sales	3,040	$-	$3,040

Management compensation	$600,000	(600,000)	-
Consulting fees	-	444,800	444,800
Selling, and General administrative expenses	31,185	-	31,185
Depreciation	14,320	-	14,320
Other (income) expense	38,625	-	38,625

Total expenses	684,130	(155,200)	528,930

Net loss	(681,090)	(155,200)	(525,890)

Basic and diluted loss per share	$(0.00)	$0.00	$(0.00)

Weighted average common shares
outstanding	328,576,681	(68,363,732)	260,212,949

GREM USA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 12 – Restatement (Continued)

	Statements of Cash Flows
	Six Months Ended June 30, 2008

	Original	Change	Restated

Cash flows from operating activities
Net loss	$(681,090)	$155,200	$(525,890)
Adjustments to reconcile net loss
used by operations:
Depreciation	14,320	-	14,320
Stock issued for services	606,199	(161,399)	444,800
Changes in assets and liabilities:			-
Accounts payable	752	1,918	2,670
Accrued management fee	(6,199)	6,199	-

Net cash used by operating activities	(66,018)	1,918	(64,100)

Cash flows from investing activities
Net effect of recapitalization

Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party advances	85,919	(1,918)	84,001
Repayment of related party advances	(11,500)	11,500	-
Repayment of notes payable	(7,765)	(11,500)	(19,265)

Net cash provided by financing activities	66,654	(1,918)	64,736

Net increase in cash	636	-	636
Cash, beginning of period	692	-	692

Cash, end of period	$1,328	$-	$1,328

Supplemental disclosures of cash
information

Interest	$-	$-	$-

GREM USA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 13 – Subsequent Events

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:
●	Our current lack of working capital;
●	Our ability to successfully market and sell our products;
●	Deterioration in general or regional economic conditions;
●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	Our ability to continue to issue shares of our common stock in exchange for consultant services;
●	Our ability to continue to issue shares of our common stock due to the limited number of authorized shares remaining under our Articles of Incorporation, as amended;
●	Risks and benefits associated with moving our operations to a new facility;
●	Whether we could be deemed a shell company under Rule 12b-2 of the Exchange Act;
●	The unavailability of funds for capital expenditures; and
●	Operational inefficiencies in distribution or other systems.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has experienced significant losses.  The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.  The Company has an accumulated deficit as of June 30, 2008 of $37.9 million. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As of June 30, 2008, the current liabilities exceed the current assets by $1,728,083.  As shown in the financial statements, the Company incurred a net loss of $315,309 for the six months then ended.

Results of Operations

Results of operations for the three months ended June 30, 2008 and 2007
Revenue
The Company reported no revenue for the three months ended June 30, 2008, compared to $9,800 reported for the comparable period in 2007.  The decrease in revenue was primarily attributable to the weak U.S. economy, which affected our ability to grow our business. Furthermore, production of guitars substantially decreased as the Company struggled with negative cash flow from its operations.

Expenses
For the three months ended June 30, 2008, the Company reported approximately $295,000 in operating expenses, a decrease of approximately $680,000 from approximately $965,000 reported for the comparable period in 2007.  This approximate decrease is primarily attributable to a $300,000 decrease (100%) in management compensation , a $364,000 decrease (56%) in consulting expenses to $281,000 from approximately$ 645,000 reported in 2007, and a decrease of $16,100 in selling and general and administrative expenses as a result of the Company's cost cutting efforts implemented during the beginning of 2008.

Other
For the three months ended June 30, 2008 and 2007, the Company reported interest expense of approximately $20,500 and $17,500, respectively, a decrease of approximately $3,000 (17.0%), primarily due to increased interest rates charged by the Company's mortgage company.

Results of operations for the six months ended June 30, 2008 and 2007
Revenue
The Company reported approximately $3,000 in revenue for the six months ended June 30, 2008, compared to approximately $14,600 reported for the comparable period in 2007.  The revenue decrease of approximately $11,600 (79%) was primarily attributable to the weak U.S. economy, which affected our ability to grow our business. Furthermore, production of guitars substantially decreased as the Company struggled with negative cash flow from its operations.

Expenses
For the six months ended June 30, 2008, the Company reported approximately $487,000 in operating expenses, a decrease of approximately $851,000 from approximately $1,338,000 reported for the comparable period in 2007.  This approximate decrease in operating expenses is primarily attributable to a $600,000 decrease (100%) in management compensation, a decrease of approximately $203,000 (31%) in consulting fees, and a decrease of  $45,000 (45%) in selling and general and administrative expenses, as a result of the Company's cost cutting efforts implemented during the beginning of 2008.

Other
For the six months ended June 30, 2008 and 2007, the Company reported interest expense of approximately $20,500 and $17,500, respectively, a decrease of approximately $3,000 (17.0%), primarily due to increased interest rates charged by the Company's mortgage company.

Liquidity and Capital Resources
As a company with minimal operations and not having generated revenues, we do not have the cash flow to operate our business. In the past we have been dependent on a combination of borrowed funds, the sale of our restricted common stock, and financing to facilitate our cash requirements. Until such time as we generate revenues, if at all, we plan to accrue the money expensed by Mr. Miers and will compensate him with either stock or cash when available.

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
In the past we have relied on the ability to issue shares of our common stock to satisfy the majority of our operating expenses. We are authorized to issue 5 billion shares of common stock. As of August 1, 2008, we had 708,997,481 shares outstanding, which allows us to issue an additional 4,291,002,519 shares (approximately $2,145,501 in value) without amending our Articles of Incorporation. Our inability to issue shares of our common stock to satisfy our working capital needs may be substantially impact our ability to continue to retain the services of consultants and employees.

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

Item 4 - Controls and Procedures

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were made during the three month period ended June 30, 2008.

RECENT ISSUANCES OF SECURITIES REGISTERED PURSUANT TO FORM S-8

The following table is a summary of the 2007 registration statements filed on Form S-8.

DATE FORM S-8 FILED	NUMBER OF SHARES REGISTERED	NAME OF PLAN
April 9, 2007	560,000,000	GREM USA Stock Compensation Plan

We issued shares to a third party from a Registration Statement on Form S-8 filed on April 9, 2007.

PERSON ISSUED TO	DATE OF ISSUANCE	NUMBER OF SHARES	VALUE OF SHARES
Third Party	February 19, 2008	4,000,000	$2,800
Third Party	February 21, 2008	10,000,000	$70,000
Third Party	February 27, 2008	80,000,000	$56,000
Third Party	March 6, 2008	60,000,000	$42,000
Third Party	March 13, 2008	80,000,000	$56,000
Third Party	April 24, 2008	60,000,000	$72,000
Third Party	May 2, 2008	70,000,000	$49,000
Third Party	June 4, 2008	130,000,000	$52,000
Third Party	June 17, 2008	120,000,000	$108,000

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

GREM USA

Date: September 9, 2012	By:	/s/ Edward Miers
Edward Miers, CEO
Principal Executive Officer and Principal Financial Officer.