Form 10-Q/A
period 2008-09-30
GREM USA
filed 2012-09-13
CIK 1084983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 Amendment #1
(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2008

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

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

Additionally, this amendment includes a correction and reclassification of compensation expense originally reported during the quarter ended September 30, 2008. Compensation expense in the amount of $300,000 was incorrectly recorded as officer compensation, when no amount should have been recorded.  Consulting expense in the amount of $172,000 should have been recorded during the quarter ended September 30, 2008. The financial statements included with this Form 10-Q/A reflect this $128,000 decrease in total expenses.

Except as discussed above, we have not modified or updated disclosures presented in the original filing on Form 10 Q, except as required to reflect the effects of the restatement and the regrouping of expense items into new, functional categories in this amended quarterly report.  According, this amended quarterly report does not reflect events occurring after our original filing on Form 10 Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time the original filing on Form 10 Q.

The following items have been amended as a result and to the extent of the restatement only.

Part I.	Item 1.	Financial Statements (Unaudited):

Balance Sheet – September 30, 2008 (as restated)

Statement of Operations – Nine months ended September 30, 2008 (as restated)

Statement of Cash Flows –Nine months ended September 30, 2008 (as restated)

Notes to Financial Statements

	Item 2.	Management Discussion and Plan of Operation

iii

PART I - FINANCIAL INFORMATION

Item 1 - Interim Financial Statements (Unaudited)

GREM USA
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Restated)
	(Unaudited)

Assets

Current assets

Cash	$379	$692
Deposits	1,834	1,834

Total current assets	2,213	2,526

Property and equipment, net	340,764	362,235

Total assets	$342,977	$364,761

Liabilities and stockholders' deficiency

Current liabilities

Accounts payable and accrued liabilites	$68,669	$55,069
Accrued management services	1,302,664	1,307,864
Advances from related parties	91,766	12,960
Current portion of long-term debt	236,264	236,076

Total current liabilities	1,699,363	1,611,969

Long-term debt, net of current portion	395,786	404,984

Total liabilities	2,095,149	2,016,953

Stockholders' deficiency

Preferred stock, $.001 par value; 10,000,000 shares authorized,
5,200,000 and none issued and outstanding at September 30, 2008
and December 31, 2007, respectively	$5,200	$-
Common stock, $.001 par value; 4,990,000,000 shares
authorized, 958,997,481 and 45,016,245 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	958,997	5,016
Additional paid-in capital	35,569,666	35,750,647
Treasury stock	(60,593)	(60,593)
Accumulated deficit	(38,225,442)	(37,347,262)

Total stockholders' deficiency	(1,752,172)	(1,652,192)

Total liabilities and stockholders' deficiency	$342,977	$364,761

GREM USA
Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)

Sales	$6,605	$9,800.00	$9,645	$26,900

Expenses:

Management compensation	-	300,000	-	900,000
Consulting fees	172,000	644,800	616,800	859,150
Selling, general and administrative expenses	7,287	22,738	38,472	83,518
Depreciation	7,152	7,156	21,472	21,471

Total expenses	186,439	974,694	676,744	1,864,139

Net operating income (loss)	(179,834)	(964,894)	(667,099)	(1,837,239)

Other income (expense)

Interest income	-	46	4	376
Interest expense	(16,255)	(17,493)	(54,884)	(51,617)

Total other income (expense)	(16,255)	(17,447)	(54,880)	(51,241)

Net income (loss)	$(196,089)	$(982,341)	$(721,979)	$(1,888,480)

Basic and diluted loss per share:

Net loss per weighted average share,
basis and fully diluted	$(0.00)	$(0.21)	$(0)	$(0.50)

Weighted average number of common
shares outstanding, basic and fully diluted	779,451,028	4,694,974	411,497,993	3,801,828

GREM USA
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(Restated)

Cash flows from operating activities:
Net loss	$(721,979)	$(1,888,480)
Adjustment to reconcile net loss to net
net cash used by operating activities:
Depreciation	21,472	21,471
Stock issued for services	616,800	2,390,850
Changes in operating assets and liabilities:
Inventory	-	(508)
Accounts receivable	-	7,478
Interest receivable		(207)
Accounts payable	13,599	26,859
Accrued management services	-	(600,829)

Net cash used in operating activities	(70,108)	(43,366)

Cash flows from investing activities		-

Cash flows from financing activities
Payments on note payable	(9,011)	(14,754)
Repayments on advances from related parties	(11,560)	-
Proceeds from related party loan to the company	90,366	49,375
Net cash provided by investing activities	69,795	34,621

Net incresase in cash	(313)	(8,745)
Cash, beginning of period	692	12,803

Cash, end of period	$379	$4,058

Supplemental Disclosures of Cash Flow Information
Interest	$44,608	$53,638

GREM USA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Note 2 – Summary of significant Accounting Policies

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the periods ended September 30, 2008 and December 31, 2007.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at September 30, 2008 and December 31, 2007.

Revenue recognition

In accordance with the FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

GREM USA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

Note 2 – Summary of significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)
option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during 2008 or 2007 under FASB ASC 718.  For the nine month periods ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $444,800 and $2,163,700, respectively.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statement

GREM USA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 – Summary of significant Accounting Policies (Continued)

Loss Per Common Share

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

Note 3 – Going Concern

The Company has an accumulated deficit as of September 30, 2008 of approximately $38.2 million. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has a minimum cash balance, has incurred losses since inception, and it does not have source of revenue sufficient to cover its operating expenses.  As of September 30, 2008, the current liabilities exceed the current assets by $1,752,000.  As shown in the financial statements, the Company incurred a net loss of approximately $722,000 for the nine months then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 4 – Property, Plant and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset.

The following summarizes the components of property, plant, and equipment:

	September 30,	December 31,
	2008	2007	Depreciable Life

Land	$15,000	$15,000	N/A
Building	285,300	285,300	27.5 years
Office furniture	2,650	2,650	5 years
Equipment	122,650	122,650	5 - 7 years

	$425,600	$425,600
Accumulated depreciation	(84,841)	(70,521)

	$340,759	$355,079

GREM USA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 5 – Notes Payable and Convertible Debenture

Notes payable at September 30,  2008 consisted of the following:

		Principal &
		Interest Due	Balance
	Interest	Date	Due

Unsecured note payable to an individual	10%	April 2008	$150,000

Unsecured note payable to an individual	10%	May 2008	30,000

Unsecured note payable to an individual	10%	May 2008	20,000

Unsecured note payable to a company	10%	June 2008	15,000

Loan payable to Bayview Loan Servicing, monthly
installments of principal and interest and real estate
taxes in the amount of $5,476, maturing July 2021.	10.75%	July 2021	415,132

Notes payable to a company, monthly installments
of principal and interest of $959, maturing September 2007.	8.0%	September 2007	1,918

Total notes payable			632,050

Less: current portion			(236,264)

Total long-term debt			$395,786

As of September 30, 2008, the Company is in default of its note payable to Advanced Molded Products, Inc.  Under the terms of the note agreement, the interest rate rises to 12% in the event of default and Grem USA becomes liable for collection fees, including legal fees.  As of September 30, 2008, the Company still owed $1,918 on this note plus accrued interest.  GREM USA has not accrued for the additional fees and penalties as they are not considered material to GREM’s financial statements.  The Company anticipates repaying this note in full by the end of December 2008.

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
SEPTEMBER 30, 2008

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

GREM USA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 9 – Stockholders' Equity

The following stock transactions occurred during the nine months ended September 30, 2008:

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

On September 4, 2008, the Company issued 130,000,000 shares of its $0.001 par value common stock to a third party valued at $52,000.

On September 17, 2008, the Company issued 90,000,000 shares of its $0.001 par value common stock to a third party valued at $108,000

Note 10 – Related Party Transaction

In the nine month periods ended September 30, 2008 and 2007, the Company accrued management fees totaling $-0- and $600,000, respectively, for services performed by its president and majority shareholder.

In November 2007, the Company received a cash advance from its president and majority shareholder, Edward Miers in the amount of $1,400.  During the nine months ended September 30, 2008, Edward Miers advanced an additional $90,366 to the Company to fund the Company’s short-term operating needs.

In December 2007, the Company received a cash advance from one of its consultants and shareholders, Matthew Lettau in the amount of $11,560 and this amount was repaid in full during the nine month period ended September 30, 2008.

During the nine month period ended September 30, 2008, the Company issued 584,000,000 shares to a consultant for services rendered.  These shares were valued at $444,800.

GREM USA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

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

The fair value of the derivate contacts traded by the Company is generally based on quoted prices in active markets on national exchanges. The derivative contracts, such as options and futures, which are listed on a national securities exchange or reported on the NASDAQ national market, are generally categorized in Level 1 of the fair value hierarchy. During the periods ended September 30, 2008 and December 31, 2007, the Company did not engage in trading of derivate contracts.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. There were no cash collateral receivables or net derivative positions at September 30, 2008.

Note 12 – Restatement

The Company has restated its financial statements as of and for the three months ended September 30, 2008, to reflect the correction and reclassification of compensation expense originally reported during the quarter ended September 30, 2008.    Compensation expense in the amount of $300,000 was incorrectly recorded as officer compensation, when no amount should have been recorded.  Consulting expense in the amount of $172,000 should have been recorded during the quarter ended September 30, 2008. The financial statements included with this Form 10-Q/A reflect this $128,000 decrease in total expenses.  The Company’s summarized financial statements comparing the restated financial statements to those originally recorded are as follows:

GREM USA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 12 – Restatement (Continued)

	Balance Sheet at September 30, 2008

	Original	Change	Restated

Total assets	$342,977	$-	$342,977

Total liabilities	$2,214,749	$(119,600)	$2,095,149
			-
Stcokholders' deficit	$(1,871,772)	$119,600	$(1,752,172)

	Statement of Income
	For the Three Months Ended September 30, 2008

	Original	Change	Restated

Sales	-	$-	$-

Management compensation	$300,000	(300,000)	-
Consulting fees	-	172,000	172,000
Selling, and General administrative expenses	6,630	657	7,287
Depreciation	7,156	(4)	7,152
Other (income) expense	20,524	-	(16,255)

Total expenses	334,310	(127,347)	170,184

Net loss	(334,310)	(127,347)	(170,184)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding	200,499,758	172,343,877	372,843,635

GREM USA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 12 – Restatement (Continued)

	Statement of Income
	For the Nine Months Ended September 30, 2008

	Original	Change	Restated

Sales	3,040	$-	$9,645

Management compensation	$600,000	(600,000)	-
Consulting fees	-	444,800	616,800
Selling, and General administrative expenses	31,185	-	31,185
Depreciation	14,320	-	14,320
Other (income) expense	38,625	-	38,625

Total expenses	684,130	(155,200)	700,930

Net loss	(681,090)	(155,200)	(691,285)

Basic and diluted loss per share	$(0.00)	$0.00	$(0.00)

Weighted average common shares
outstanding	328,576,681	(68,363,732)	260,212,949

GREM USA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 12 – Restatement (Continued)

	Statements of Cash Flows
	Six Months Ended June 30, 2008

	Original	Change	Restated
Cash flows from operating activities
Net loss	$(681,090)	$155,200	$(525,890)
Adjustments to reconcile net loss
used by operations:
Depreciation	14,320	-	14,320
Stock issued for services	606,199	(161,399)	444,800
Changes in assets and liabilities:			-
Accounts payable	752	1,918	2,670
Accrued management fee	(6,199)	6,199	-

Net cash used by operating activities	(66,018)	1,918	(64,100)

Cash flows from investing activities
Net effect of recapitalization

Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party advances	85,919	(1,917)	84,001
Repayment of related party advances	(11,500)	11,500	-
Repayment of notes payable	(7,765)	(11,500)	(19,265)

Net cash provided by financing activities	66,654	(1,917)	64,736

Net increase in cash	636	1	636
Cash, beginning of period	692		692

Cash, end of period	$1,328	$-	$1,328

Supplemental disclosures of cash
information

Interest	$-	$-	$-

GREM USA
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 13 – Subsequent Events

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has experienced significant losses.  The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.  The Company has an accumulated deficit as of September 30, 2008 of $38.2 million. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As of September 30, 2008, the current liabilities exceed the current assets by $1,752,172.  As shown in the financial statements, the Company incurred a net loss of $721,979 for the nine months then ended.

Results of Operations

Results of operations for the three months ended September 30, 2008 and 2007

Revenue
The Company reported $6,605 in revenue for the three months ended September 30, 2008, compared to $9,645 reported for the comparable period in 2007.  The decrease in revenue was primarily attributable to the weak U.S. economy, which affected our ability to grow our business. Furthermore, production of guitars substantially decreased as the Company struggled with negative cash flow from its operations.

Expenses
For the three months ended September 30, 2008, the Company reported approximately $180,000 in operating expenses, a decrease of approximately $487,000 from approximately $667,000 reported for the comparable period in 2007.  This approximate decrease is primarily attributable to a $300,000 decrease (100%) in management compensation , a $444,800 decrease (72%) in consulting expenses to $172,000 from approximately$ 616,000 reported in 2007, and a decrease of $31,185 in selling and general and administrative expenses as a result of the Company's cost cutting efforts implemented during the beginning of 2008.

Other
For the three months ended September 30, 2008 and 2007, the Company reported interest expense of approximately $16,300 and $55,000, respectively, a decrease of approximately $38,700 (70.0%), primarily due to increased interest rates charged by the Company's mortgage company.

Results of operations for the nine months ended September 30, 2008 and 2007

Revenue
The Company reported approximately $9,800 in revenue for the nine months ended September 30, 2008, compared to approximately $26,900 reported for the comparable period in 2007.  The revenue decrease of approximately $17,100 (64%) was primarily attributable to the weak U.S. economy, which affected our ability to grow our business. Furthermore, production of guitars substantially decreased as the Company struggled with negative cash flow from its operations.

Expenses
For the nine months ended September 30, 2008, the Company reported approximately $975,000 in operating expenses, a decrease of approximately $889,000 from approximately $1,338,000 reported for the comparable period in 2007.  This approximate decrease in operating expenses is primarily attributable to a $900,000 decrease (100%) in management compensation, a decrease of approximately $214,000 (25%) in consulting fees, and a decrease of  $61,000 (73%) in selling and general and administrative expenses, as a result of the Company's cost cutting efforts implemented during the beginning of 2008.

Other
For the nine months ended September 30, 2008 and 2007, the Company reported interest expense of approximately $17,500 and $51,600, respectively, a decrease of approximately $34,100 (66.0%), primarily due to increased interest rates charged by the Company's mortgage company.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

No Disclosure Required

Item 4 - Controls and Procedures

The original filing on Form 10Q filed on November 18, 2008 did not contain disclosure related to the Company's management evaluation, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarterly period, September 30, 2008. Additionally, no disclosure was made as to any Changes in Internal Controls over Financial Reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were made during the three month period ended September 30, 2008.

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

GREM USA

Date: September 13, 2012	By:	/s/ Edward Miers
Edward Miers, CEO
Principal Executive Officer and Principal Financial Officer.